Form 10QSB
period 2004-11-30
USAS DIGITAL INC.
filed 2005-07-12
CIK 1321508

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                Form 10-QSB
          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended November 30, 2004
                           File Number 000-51424

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

As of November 30, 2004 the issuer had 49,955,112 shares of common stock, $.0001 Par Value, outstanding.

Transitional Small Business Disclosure format:  Yes [   ]   No [ X ]

ISSUER: USAS DIGITAL, INC.  CUSIP NUMBER: 90341K 10 4















USAS DIGITAL, INC.            Form 10-QSB          NOVEMBER 30, 2004

                                       INDEX

                                                                    PAGE NO.
PART I    FINANCIAL INFORMATION


ITEM 1    FINANCIAL STATEMENTS

          Independent Accountants' Report . . . . . . . . . . . . . . .  3

          Balance Sheets
           November 30, 2004 and May 31, 2004 . . . . . . . . . . . . .  4

          Statements of Operations
           Six Months Ended November 30, 2004 and the Period from
           December 8, 2003, To November 30, 2003. . . . . . . . . . . . 5

          Statements of Operations
           Three Months Ended November 30, 2004 and the Period
           December 8, 2003, To November 30, 2003. . . . . . . . . . . . 6

          Statement of Changes in Shareholders' Equity
           From December 8, 2003, Through November 30, 2004. . . . . . ..7

          Statements of Cash Flows
           Six Months Ended November 30, 2004 and the Period from
           December 8, 2003,To November 30, 2003. . . . . . . .  . .  .  8

          Notes to Financial Statements  . . . . . . . . . . . . . . .  10


ITEM 2 Management's Discussion and Analysis or Plan of Operation  . . . 23

ITEM 3 Controls and Procedures  . . . . . . . . . . . . . . . . . . . . 31


PART II       OTHER INFORMATION

ITEM 1 Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . 32

ITEM 2 Unregistered Sales Of Equity Securities and Use Of
       Proceeds . . . . . . . . . . . . . . . . . . . . . . . . . . . . 32

ITEM 3 Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . 32

ITEM 4 Submission Of Matters to a Vote Of Security Holders  . . . . . . 32

ITEM 5 Subsequent Events  . . . . . . . . . . . . . . . . . . . . . . . 32

ITEM 6 Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . 40

SIGNATURES AND CERTIFICATIONS . . . . . . . . . . . . . . . . . . . . . 41


                                     2
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
                               (561) 626-0400

Thomas B. Andres, C.P.A.*, C.V.A.                     FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


                       Independent Accountants' Report


To the Board of Directors and Stockholders
USAS Digital, Inc.
Palm Beach Gardens, Florida

We have reviewed the accompanying balance sheets of USAS Digital, Inc.
as of November 30, 2004 and May 31, 2004, and the related statements of operations, for the three-month periods and the six-month periods ended November 30, 2004, and for the period from December 8, 2003, to November 30, 2003, the statement of changes in stockholders' equity from December 8, 2003, through November 30, 2004, and the statements of cash flows for the six-month ended November 30, 2004 and for the period from December 8, 2003, to November 30, 2003, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of USAS Digital, Inc.

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



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach
May 13, 2005

                                     3







USAS DIGITAL, INC.
BALANCE SHEET
(UNAUDITED)
                                            NOVEMBER 30, 2004    MAY 31, 2004
ASSETS
    Current Assets
         Cash and Cash Equivalents              $      1,244    $          -
         Prepaid Expense                                   8               8
                                                  ------------   ------------
             Total Current Assets                       1,252              8
                                                  ------------   ------------
     Fixed Assets
         Property & Equipment, Net                      1,023          1,142
                                                  ------------   ------------
             Total Fixed Assets                         1,023          1,142

     Other Assets
          Intangible Assets, Net                           56             63
                                                  ------------   ------------
             Total Other Assets                            56             63
                                                  ------------   ------------

TOTAL ASSETS                                    $       2,331   $      1,213
                                                  ============   ============
LIABILITIES & STOCKHOLDERS' EQUITY
  Liabilities
         Current Liabilities
            Accounts Payable                    $           2   $          -
            Notes Payable                                 228            228
            Shareholder Loans                           5,000              -
                                                  ------------   ------------
         Total Current Liabilities                      5,230            228
                                                  ------------   ------------
     Total Liabilities                                  5,230            228
                                                  ------------   ------------
     Stockholders' Equity
         Common Stock $.0001 par value, 100 million
          shares authorized, 49,955,112 shares issued
          and outstanding                               4,996          4,996
         Paid-in-Capital                               (3,772)        (3,772)
         Accumulated deficit                           (4,083)          (199)
                                                  ------------   ------------
  Total Stockholders' Equity  (Deficit)                (2,899)           985
                                                  ------------   ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY         $      2,331  $       1,213
                                                  ============   ============







See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                     4
USAS DIGITAL, INC.
STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED
NOVEMBER 30, 2004 AND FOR THE PERIOD FROM
DECEMBER 8, 2003, TO NOVEMBER 30, 2003
(UNAUDITED)

                                           NOVEMBER 30, 2004   NOVEMBER 30, 2003
     Revenues
            Net Sales                           $          -      $         -
            Cost of Sales                                118                -
                                                 ------------     ------------
                Gross Profit                            (118)                -

    Operating Expenses
            General and Administrative                 3,759                -
            Sales and Marketing                            -                -
            Amortization                                   7                -
                                                 ------------     ------------
          Total Operating Expenses                     3,766                -

                                                 ------------     ------------
          Loss from Operations                        (3,884)               -
                                                 ------------     ------------
   Net Loss                                      $    (3,884)     $         0
                                                 ============     ============

Basic and Diluted
 Net Loss Per Common Share                       $      (.00)     $       .00
                                                 ============     ============


Weighted Average Shares Outstanding               49,955,112                0
                                                 ============     ============

















See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

USAS DIGITAL, INC.
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED
NOVEMBER 30, 2004 AND FOR THE PERIOD FROM
DECEMBER 8, 2003, TO NOVEMBER 30, 2003

(UNAUDITED)

                                           NOVEMBER 30, 2004   NOVEMBER 30, 2003

     Revenues
            Net Sales                           $          -      $         -
            Cost of Sales                                 59                -
                                                 ------------     ------------
                Gross Profit                             (59)               -

    Operating Expenses
            General and Administrative                 3,756                -
            Sales and Marketing                            -                -
            Amortization                                   4                -
                                                ------------     ------------
          Total Operating Expenses                     3,760                -

                                                 ------------     ------------
          Loss from Operations                        (3,819)               -
                                                 ------------     ------------
   Net Loss                                      $    (3,819)     $         -
                                                 ============     ============

Basic and Diluted
 Net Loss Per Common Share                       $      (.00)     $       .00
                                                 ============     ============


Weighted Average Shares Outstanding               49,955,112                0
                                                 ============     ============

















See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

USAS DIGITAL, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FROM DECEMBER 8, 2003, THROUGH NOVEMBER 30, 2004
(UNAUDITED)

                     Number   At Par     Add'l  Retained      Total
                       of      Value   Paid In  Earnings  Stockholder
                     Shares   $.0001   Capital   (Loss)      Equity
                ----------- -------- --------- ---------- -----------
Balance                100        0         0          0           0
  December 8, 2003
Issuance of
 Common Stock to
 eCom eCom.com Inc.    100        0     1,184          0       1,184


Net Operating Loss       -        -         -       (199)       (199)
                ----------- -------- --------- ---------- -----------
Balance,
 May 31, 2004          100        0      1,184      (199)        985

Cancellation of
 Common Stock
 by eCom eCom         (100)       0         0          0           0

Issuance of
 Common Stock to
 eCom eCom.com Inc.
 shareholders   49,955,112    4,996    (4,996)         0           0

Net Operating Loss       -        -         -     (3,884)     (3,884)
                ----------- -------- --------- ---------- -----------
Balance,
 Nov 30, 2004   49,955,112  $ 4,996  $ (3,772)  $ (4,083)   $ (2,899)

                =========== ======== ========= ========== ===========















See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

USAS DIGITAL, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED
NOVEMBER 30, 2004 AND FOR THE PERIOD FROM
DECEMBER 8, 2003, TO NOVEMBER 30, 2003

(UNAUDITED)

                                         NOVEMBER 30, 2004   NOVEMBER 30, 2003
                                            _______________    ________________

Cash Flows From Operating Activities
    Cash received from customers             $           0       $            -
    Cash paid to suppliers of goods
        and services                                (3,756)                   -
    Income Taxes Paid                                    0                    -
    Interest Paid                                        0                    -
    Interest Received                                    0                    -
                                            _______________    ________________
        Net Cash Flows Used in
         Operating Activities                       (3,756)                   -
                                            _______________    ________________
Cash Flows From Investing Activities
    Acquisition of Intangible Assets                     -                    -
                                            _______________    ________________
        Net Cash Flows Provided By
         (Used In) Investing Activities                  -                    -
                                            _______________    ________________
Cash Flows From Financing Activities
    Proceeds of Loans from Stockholders             10,000                    -
    Payments of Loans to Related Company            (5,000)                   -
                                            _______________    ________________
Net Cash Flows Provided By
         Financing Activities                        5,000                    -
                                            _______________    ________________
Net Increase / (Decrease) in Cash                    1,244                    -

Cash and Cash Equivalents at
 Beginning of Period, June 1, 2004                       0                    -
                                            _______________    ________________
Cash and Cash Equivalents at
 End of Period, Nov 30, 2004                  $      1,244       $            -
                                            ===============    ================






See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

USAS DIGITAL, INC.
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED
NOVEMBER 30, 2004 AND FOR THE PERIOD FROM
DECEMBER 8, 2003, TO NOVEMBER 30, 2003

(UNAUDITED)

Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities

                                         NOVEMBER 30, 2004   NOVEMBER 30, 2003
                                           _________________   ________________

    Net Income (Loss)                        $      (3,883)      $           -
    Add items not requiring outlay of cash:
      Depreciation and amortization                    125                   -
    Cash was increased by:
      Decrease in prepaid assets                         -                   -
      Increase in accounts payable                       2
    Cash was decreased by:
      Increase in inventory                              -                   -
      Decrease in accounts payable                       -                   -


                                            _______________   _________________
        Net Cash Flows Used in
         Operating Activities                $      (3,756)      $           -
                                            ===============   =================



Supplemental Disclosures
Of Non Cash Investing and
Financing Activities:
-------------------------

On March 1, 2004, the Company acquired approximately $1,184 in tangible assets, distributed from eCom eCom.com, Inc. as part of the spin-off from its Parent Company.













See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

USAS DIGITAL, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004

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

USAS DIGITAL, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004

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

Since late June 2004, American Capital Holdings, Inc. has been inundated with hundreds of telephone calls from eCom shareholders, requesting delivery of their promised spin-off shares. Numerous shareholders have made demands to be sent their promised shares, many of them threatening legal action against eCom and all of the above described spin-offs, which possibly might have created contingent liabilities for all shareholders of eCom. Because of the
                                    11
USAS DIGITAL, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004

NOTE A - HISTORY AND DESCRIPTION OF BUSINESS (CONTINUED)

aforementioned financial difficulties, eCom's telephone lines were disconnected. eCom's shareholders contacted American Capital Holdings, Inc. in an effort to garner information on the status of their situation.

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


                                    12



USAS DIGITAL, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004

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





                                    13

USAS DIGITAL, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004

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

                                     14


USAS DIGITAL, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004

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

                                     15
USAS DIGITAL, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004

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




                                     16
USAS DIGITAL, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004

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

                                    17
USAS DIGITAL, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004
NOTE A - HISTORY AND DESCRIPTION OF BUSINESS(CONTINUED)

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

AMORTIZATION
The accounting for a recognized intangible asset acquired after June 30, 2001 is based on its useful life to the Company. If an intangible asset has a finite life, but the precise length of that life is not known, that intangible asset shall be amortized over management's best estimate of its useful life.
An intangible asset with a indefinite useful life is not amortized. The useful life to an entity is the period over which the asset is expected to contribute directly or indirectly to the future cash flows of that entity.
                                    18
USAS DIGITAL, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004


NOTE C - NOTES RECEIVABLE

None


NOTE D - LOANS RECEIVABLE RELATED PARTIES

None


NOTE E - PROPERTY AND EQUIPMENT

Equipment is recorded at cost and depreciated over its estimated useful life. Accumulated depreciation through November 30, 2004 and 2003 is $161 and $0, respectively. Depreciation expense for the three-months ending November 30, 2004 and 2003 is $59 and $0, respectively. Depreciation is included in the cost of sales.


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

Management has estimated that the useful life of the intangible asset is five years. The Company is amortizing the asset using the straight-line method over that period. Accumulated amortization for the periods ending November 30, 2004 and 2003 is $14 and $0, respectively. Amortization expense for the three-months ending November 30, 2004 and 2003 is $4 and $0, respectively.

NOTE H - OTHER ASSETS

None








                                    19

USAS DIGITAL, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004


NOTE I - STOCKHOLDER LOANS AND NOTE PAYABLE

The stockholder loan is a non-interest bearing, non-collateralized loan from a stockholder and is due on demand.

The note payable is a non-interest bearing, non-collateralized note to a related party.


NOTE J - COMMITMENTS AND CONTINGENCIES

None


NOTE K - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company has a net operating loss carryforward of $333 as of November 30, 2004 totals.

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.

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














                                    20
USAS DIGITAL, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004

NOTE L STOCKHOLDERS' EQUITY

The computation of diluted loss per share before extraordinary item for the three months ended November 30, 2004 does not include shares from potentially dilutive securities as the assumption of conversion or exercise of these would have an anti-dilutive effect on loss per share before extraordinary items. In accordance with generally accepted accounting principles, diluted loss per share from extraordinary item is calculated using the same number of potential common shares as used in the computation of loss per share before extraordinary items.


NOTE M - DEFERRED TAX ASSET

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets is as follows:
                                                    November 30, 2004
                                                    --------------
         Loss carry-forward for tax purposes        $         333
                                                    ==============
         Deferred tax asset (34%)                             113
	   Valuation Allowance 						 (113)
                                                    --------------
         Net deferred tax asset                     $           -
                                                    ==============

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company had a net operating loss carry-forward of $333 as of November 30, 2004.

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.


NOTE N - RELATED PARTY TRANSACTIONS

The Company has notes payable due to related company entities. The Company owes eCom eCom.com, Inc. $228 for funds advanced to the Company for operations.
The Company owes American Capital Holdings,Inc. $5,000 for funds advanced to the Company for operations.






                                    21

USAS DIGITAL, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004


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

The FASB also issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and is effective for financial statements issued for fiscal years beginning January 1, 2002. This statement addresses financial accounting and reporting for the impairment or the disposal of long-lived asset. An impairment loss is recognized if the carrying amount of a long-lived group exceeds the sum of the undiscounted cash flow expected to result from the use and eventual disposition of the asset group. Long-lived assets should be tested at least annually or whenever changes in circumstances indicate that its carrying amount may not be recoverable. This statement does not apply to goodwill and intangible assets that are not amortized.
The Company adapted SFAS No. 144 in the first quarter of 2002. The adoption of SFAS No. 144 had no impact on the Company's operating results or financial position.

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












                                    22

USAS DIGITAL, INC.
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004
NOTE O - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

On December 18, 2003, USA SportsNet, Inc. entered into a definitive Asset Acquisition Agreement with American Capital Holdings, Inc.,("American Capital") The Date of Record for the first spin-off, USA SportsNet, Inc. (later renamed American Capital Holdings, Inc., Cusip No. 02503V 10 9/SEC CIK No. 0001288010) was January 5, 2004. The Date of Record for the second spin-off, MyZipSoft, Inc. (Standard & Poor's Cusip No. 628703 10 0/SEC CIK No. 0001290785) was February 23, 2004. On March 2, 2004, the Board of Directors of eCom approved the spin off
                                    23
USAS DIGITAL, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

of USAS Digital, Inc. and the remaining seven (7) spin off companies in which the Board of Directors voted to issue to their shareholders one (1) share of the company for every one (1) share of eCom owned with a record date to be announced, pursuant to the advice of SEC Staff Legal Bulletin No. 4.

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

The motion in the above described June 4, 2004 Board Resolution included the instructions for the distribution of stock by its Transfer Agent, Florida Atlantic Stock Transfer (FAST) to the proper entities when the share certificates were properly exercised and costs relating to the issuance of these shares were paid in full. Notwithstanding, contrary to what board
                                    24
USAS DIGITAL, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

members Richard Turner and Barney A. Richmond had been previously advised by Chairman Panaia, eCom was not able to pay FAST the amounts required to send out the stock certificates to the shareholders, and accordingly, the shares were not issued as stated.

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

Due to the above described dilemma caused as a direct result of Mr. Panaia's refusal to address the monies advanced by American Capital to eCom, on November 22, 2004, Barney A. Richmond resigned as an Officer and Director of eCom. Mr. Panaia also refused to file an 8-K statement regarding Mr. Richmond's resignation. Being there were no other options available, on November 29, 2004,an involuntary petition was filed against eCom eCom.com, Inc. in the United States Southern District Bankruptcy Court (In Re: Case No. 04-34535 BKC-
SHF)under Title 11, Chapter 11 of the United States Bankruptcy Code by petitioning creditors, American Capital Holdings, Inc., Richard Turner, Barney
A. Richmond, and ACHI, Inc.  The Bankruptcy proceedings were initiated in an to restore the shareholder value lost by approximately 6,000+
shareholders as well as implement a viable plan for reimbursement of costs incurred by American Capital Holdings, Inc., the petitioning creditors, and all other creditors/vendors who have not been paid. The aforementioned creditors
                                    25
USAS DIGITAL, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

are owed in excess of $1 million dollars. A copy of the June 2, 2005 Chapter 11, Title 11 Amended Involuntary Petition of eCom is posted on the eCom's website, www.ecomecom.net.

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

During the period from late December 2004 thru mid-March 2005, American
Capital and the petitioning creditors sympathized with the declining health of eCom's CEO, David Panaia. These petitioning creditors have also incurred considerable additional costs providing continued financial assistance
                                    26
USAS DIGITAL, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

to honor what was promised to eCom's shareholders.. These costs included expenses to bring all of the spin-off companies current with their SEC filings, Federal Tax Returns, State Income Tax Returns, State Filing Fees, Accounting Expenses, SEC Auditing Expenses, Legal, Administrative and other business-related expenses. This process included utilizing American Capital employees, as well as hiring outside assistance, i.e. additional accountants, tax assistance, and outside attorneys to expedite the process.

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

A group of several of American Capital Holdings, Inc.'s and other outside shareholders have designated resources to capitalize and complete viable business plans for the all of the above referenced spin-off companies. To get the process started for paying expenses relating to the initial funding of these companies to achieve their respective business purposes, on May 31, 2005 several new shareholders invested $400,000 in eight (8) of the above referenced companies, which will be reflected in each company's forthcoming respective Form 10SB audits and filings, which is planned to be filed within the next week. This initial funding is to cover legal, accounting and other expenses, including due diligence costs related to proposed forthcoming acquisitions. More funding is planned for each company through out the June 1, 2005 thru August 30, 2005 Quarter in accordance with 506 Reg. D Private Placement procedures, which will become available only to accredited investors. Additionally, a plan is being formulated, subject to bankruptcy court approval, which will provide a 100% payout to all of eCom's outstanding creditors. The new management is committed and believes these efforts combined with execution of the new business plans, not only will recapture the lost shareholder value of eCom, but will also enhance the viability of future long term shareholder value as wellAcquisitions negotiations are underway and will be separately announced upon completion. Management is confident in their ability to execute these forthcoming plans.

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

Pursuant to SEC Staff Legal Bulletin No.4, the issuance of the all the share certificates of the above referenced spin-off companies were sent via certified
                                    28
USAS DIGITAL, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

mail on June 2, 2005 to the shareholders of record as of May 31, 2005. The shareholder list and Certified Mail numbers are appended hereto as exhibit 99.6.

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

---  end of May 31, 2005 8-K --
--------------------------------------------------------------------
On June 2, 2005, eCom eCom.com, Inc. filed form 8-K, accession number 0001000459-05-000002 stating:

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


                                    29

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

NO OPERATING REVENUES. The Company has had no recent revenues or earnings from operations. The Company will sustain operating expenses without corresponding revenues. This will result in the Company incurring net operating losses until the Company can realize profits from the business ventures it intends to acquire.
SPECULATIVE NATURE OF THE COMPANY'S PROPOSED OPERATIONS. The success of the Company's proposed plan of operation will depend primarily on the success of the Company's business operations. While the Company intends to try to run these operations profitably, there can be no assurance that the Company will be successful will be profitable.
                                    30
USAS DIGITAL, INC.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF THE COMPANY'S DISCLOSURE CONTROLS AND INTERNAL CONTROLS:
Within the 90 days prior to the date of this Quarterly Report on Form 10-QSB, the Company evaluated the effectiveness of the design and operation of its 'disclosure controls and procedures'("Disclosure Controls"). This 'evaluation' ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer/Chairman ("CEO")and Chief Financial Officer ("CFO"). As a result of this review, the Company adopted guidelines concerning disclosure controls and the establishment of a disclosure control committee made up of senior management.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS:
The Company's management, including the CEO/CHAIRMAN and CFO, does not expect that its Disclosure Controls or its 'internal controls and procedures for financial reporting' ("Internal Controls")will prevent all error and all fraud. control system, no matter how well conceived and managed, can provide only reasonable assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no
                                    31
USAS DIGITAL, INC.
ITEM 3. CONTROLS AND PROCEDURES (CONTINUED)

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

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None

ITEM 5. SUBSEQUENT EVENTS.

The Spin-Off.

The Company was one of ten (10) wholly owned subsidiaries of eCom, with varying business plans. In recent years, eCom concluded that it did not have the financial resources necessary to develop all ten (10) of its business units
                                    32
USAS DIGITAL, INC.
ITEM 5. SUBSEQUENT EVENTS (CONTINUED)
collectively. Pursuant to SEC Staff Legal Bulletin No. 4, eCom decided to spin off its subsidiaries into independent companies in the belief that independent companies, each with a distinct business, would be better able to obtain necessary funding and develop their business plans. This belief was based in part on eCom's experience with potential business partners which sought involvement with only one of eCom's subsidiaries, rather than involvement with the multi-faceted eCom.

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

On June 4, 2004, a corporate resolution was proposed, passed and signed by David Panaia, Chairman/Secretary/CEO, Richard C. Turner, Director and Treasurer and Barney A. Richmond, Director and President. Based on Mr. Richmond's past restructuring experience, the new Board of Directors re-adopted the December 1, 2003 spin-off plan, pursuant to SEC Staff Legal Bulletin No.4, for the remaining subsidiaries of eCom. The plan was to create individual public corporations, and take whatever actions necessary to complete the process of enhancing shareholder value, including acquisitions and/or mergers.
                                    33
USAS DIGITAL, INC.
ITEM 5. SUBSEQUENT EVENTS (CONTINUED)
The individual companies are listed below:

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

In order to comply with General Accepted Accounting Principles ("GAAP") with respect to American Capital's audits, Mr. Panaia had previously agreed to sign promissory notes for the loans provided by American Capital as soon as all parties could determine the exact amounts of the then forthcoming invoices (whose amounts were unknown until received) by the SEC qualified accounting firm, Wieseneck & Andres, P.A. When these accounting invoices and other expense invoices were received in early August 2004, Mr. Panaia would not return telephone calls and would not sign accounting confirmation requests from American Capital accountants, nor would he sign the necessary promissory notes. Numerous attempts were made by American Capital (Letter Dated September 29, 2004, Certificate of Mailing No. 2004188) requesting to have the promissory notes signed by Mr. Panaia, which were not successful. On November 16, 2004, an additional letter was sent to David Panaia, (Certificate of Mailing No. 2004201)requesting the signature of the promissory notes and the additional information needed for the accountants to provide the necessary American Capital audits needed for its ongoing SEC filings. These confirmation letters and further information needed to complete the financial audits were continually ignored by Mr. Panaia. Additionally, certain press releases were made by the CEO of eCom making reference to American Capital without the consent of management or the Board of Directors of American Capital. eCom also ignored its responsibilities to its shareholders by not filing appropriate 8-K's disclosing valid information concerning the status of eCom, including its de-listing from the OTCBB, as described below.
                                    34
USAS DIGITAL, INC.
ITEM 5. SUBSEQUENT EVENTS (CONTINUED)

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

As required by the Sarbanes-Oxley Act, auditors cannot remain independent and be a creditor at the same time. Subsequent to eCom's December 3, 2003 public
                                    35
USAS DIGITAL, INC.
ITEM 5. SUBSEQUENT EVENTS (CONTINUED)

press release regarding the spin-off of USA SportsNet, the management of American Capital discovered eCom owed past due balances with its accountants, Wieseneck & Andres, P.A. This undisclosed liability cost American Capital an additional $75,000 as American Capital was forced to pay the auditing firm in order to complete American Capital's audits, since American Capital is a spin-off of eCom. Additionally, American Capital has been forced to continue this financial assistance to bring all of the spinoff companies current with their SEC qualified accountants and other creditors so that eCom could continue with it's daily operations.

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


                                    36
USAS DIGITAL, INC.
ITEM 5. SUBSEQUENT EVENTS (CONTINUED)

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

A group of several of American Capital Holdings, Inc.'s and other outside shareholders have designated resources to capitalize and complete viable business plans for the all of the above referenced spin-off companies. To get the process started for paying expenses relating to the initial funding of these companies to achieve their respective business purposes, on May 31, 2005 several new shareholders invested $400,000 in eight (8) of the above referenced companies, which will be reflected in each company's forthcoming respective Form 10SB audits and filings, which is planned to be filed within the next week. This initial funding is to cover legal, accounting and other expenses, including due diligence costs related to proposed forthcoming acquisitions. More funding is planned for each company through out the June 1, 2005 thru August 30, 2005 Quarter in accordance with 506 Reg. D Private Placement procedures, which will become available only to accredited investors. Additionally, a plan is being formulated, subject to bankruptcy court approval, which will provide a 100% payout to all of eCom's outstanding creditors. The new management is committed and believes these efforts combined with execution of the new business plans, not only will recapture the lost shareholder value of eCom, but will also enhance the viability of future long term shareholder
value as well.                      37
USAS DIGITAL, INC.
ITEM 5. SUBSEQUENT EVENTS (CONTINUED)

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

Each spinoff company will purchase its fractional shares at market price, thereby resulting in total outstanding shares of 499,503 as of May 27, 2005. The Record Date for each company is May 27, 2005, and each company's transfer agent has been instructed to issue and mail all share certificates to the shareholders of record as of May 27, 2005.
---  end of May 31, 2005 8-K --
                                    38
USAS DIGITAL, INC.
ITEM 5. SUBSEQUENT EVENTS (CONTINUED)

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




                                     41
USAS DIGITAL, INC.

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




















