Form 10QSB
period 2005-02-28
USAS DIGITAL INC.
filed 2005-07-12
CIK 1321508

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                Form 10-QSB
          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended February 28, 2005
                                 File Number 000-51424

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

As of February 28, 2005 the issuer had 49,955,112 shares of common stock, $.0001 Par Value, outstanding.

Transitional Small Business Disclosure format:  Yes [   ]   No [ X ]

On March 3, 2005 USAS DIGITAL, INC. received CUSIP NUMBER: 90341K 104 (attached as Exhibit 99.2)
On March 23, 2005 USAS DIGITAL, INC. received CIK NUMBER: 1321508
(attached as Exhibit 99.4)












USAS DIGITAL, INC.            Form 10-QSB          FEBRUARY 28, 2005

                                       INDEX

                                                                    PAGE NO.
PART I    FINANCIAL INFORMATION


ITEM 1    FINANCIAL STATEMENTS

          Independent Accountants' Report . . . . . . . . . . . . . . .  3

          Balance Sheets
           February 28, 2005 and May 31, 2004 . . . . . . . . . . . . .  4

          Statement of Operations
           Three Months Ended February 28, 2005 and From the Period
           December 8, 2003, To February 29, 2004. . . . . .  . . . . .  5

          Statement of Operations
           Nine Months Ended February 28, 2005 and From the Period
           December 8, 2003, to February 29, 2004 . . . . . .. . . . . . 6

          Statement of Changes in Shareholders' Equity
           From December 8, 2003, Through February 28, 2005. . . . . . . 7

          Statement of Cash Flows
           Nine Months Ended February 28, 2005 and From the Period
           December 8, 2003, to February 29, 2004 . . . . . .. . . . . . 8

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
                               (561) 626-0400

Thomas B. Andres, C.P.A.*, C.V.A.                     FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


                       Independent Accountants' Report


To the Board of Directors and Stockholders
USAS Digital, Inc.
Palm Beach Gardens, Florida

We have reviewed the accompanying balance sheet of USAS Digital, Inc. as of February 28, 2005 and May 31, 2004, and the related statements of operations, for three and nine month periods ended February 28, 2005 and for the period December 8, 2003, to February 29, 2004, the statement of changes in stockholders' equity From December 8, 2003, through February 28, 2005, and the statement of cash flows for the nine month periods ended February 28, 2005 and for the period from December 8, 2003, to February 29, 2004, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of USAS Digital, Inc.

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



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach
April 5, 2005







                                     3

USAS DIGITAL, INC.
BALANCE SHEET
(UNAUDITED)
                                            FEBRUARY 28, 2005    MAY 31, 2004
ASSETS
    Current Assets
         Cash and Cash Equivalents              $         38   $          0
         Prepaid Expense                                   8              8
                                                 ------------   ------------

            Total Current Assets                          46              8
                                                 ------------   ------------

    Fixed Assets
            Property & Equipment, Net                    964          1,142
                                                ------------   ------------
            Total Fixed Assets                           964              -

         Other Assets
            Intangible Assets, Net                        53             63
                                                 ------------   ------------
             Total Other Assets                           53             63
                                                  ------------   ------------

TOTAL ASSETS                                    $      1,063    $     1,213
============   ============
LIABILITIES & STOCKHOLDERS' EQUITY
  Liabilities
         Current Liabilities
            Accounts Payable                    $          2   $          0
            Notes Payable                              7,450              0
            Shareholder Loans                            228            228
                                                  ------------   ------------
         Total Current Liabilities                     7,680            228
                                                  ------------   ------------
     Total Liabilities                                 7,680            228
                                                  ------------   ------------
     Stockholders' Equity
         Common Stock $.0001 par value, 100 million
          shares authorized, 49,955,112 shares issued
          and outstanding                               4,996          4,996
         Paid-in-Capital                               (3,772)        (3,772)
         Accumulated deficit                           (7,801)          (199)
                                                  ------------   ------------
  Total Stockholders' Equity (Deficit)                 (6,617)           985
                                                  ------------   ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY         $      1,063   $      1,213
                                                  ============   ============




See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

                                     4
USAS DIGITAL, INC.
STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED
FEBRUARY 28, 2005 AND FOR THE PERIOD FROM
DECEMBER 8, 2003, TO FEBRUARY 29, 2004
(UNAUDITED)

                                             February 28, 2005 February 29, 2004
                                                 ------------     ------------
     Revenues
            Net Sales                           $          -      $         -
            Cost of Sales                                177                -
                                                 ------------     ------------
                Gross Profit                            (177)               -

    Operating Expenses
            General and Administrative                 7,414                -
            Sales and Marketing                            -                -
            Amortization                                  11                -
                                                 ------------     ------------
          Total Operating Expenses                     7,425                -

                                                 ------------     ------------
          Loss from Operations                        (7,602)               -
                                                 ------------     ------------

   Other Income (Expense)
          Discontinued Operations                          -                -
                                                 ------------     ------------
   Net Other Expenses                                      -                -

                                                 ------------     ------------
   Net Loss                                      $    (7,602)     $         -
                                                 ============     ============

Basic and Diluted
 Net Loss Per Common Share                       $      (.00)     $      (.00)
                                                 ============     ============


Weighted Average Shares Outstanding               49,955,112                -
                                                 ============     ============











See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

                                     5
USAS DIGITAL, INC.
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED
FEBRUARY 28, 2005 AND FOR THE PERIOD FROM
DECEMBER 8, 2003, TO FEBRUARY 29, 2004

(UNAUDITED)

                                              February 28,2005 February 29, 2004
                                                 ------------     ------------
     Revenues
            Net Sales                           $          -      $         -
            Cost of Sales                                 59                -
                                                 ------------     ------------
                Gross Profit                             (59)               -

    Operating Expenses
            General and Administrative                 3,656                -
            Sales and Marketing                            -                -
            Amortization                                   4                -
                                                 ------------     ------------
          Total Operating Expenses                     3,660                -

                                                 ------------     ------------
          Loss from Operations                        (3,719)               -

    Other Income (Expense)
          Discontinued Operations                          -                -
                                                 ------------     ------------
    Net Other Expenses                                     -                -

                                                 ------------     ------------
   Net Loss                                      $    (3,719)     $         -
                                                 ============     ============

Basic and Diluted
 Net Loss Per Common Share                       $      (.00)     $      (.00)
                                                 ============     ============


Weighted Average Shares Outstanding               49,955,112                0
                                                 ============     ============












See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                     6
USAS DIGITAL, INC.
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FROM DECEMBER 8, 2003, THROUGH FEBRUARY 28, 2005
(UNAUDITED)

                     Number   At Par     Add'l  Retained      Total
                       of      Value   Paid In  Earnings  Stockholder
                     Shares   $.0001   Capital   (Loss)      Equity
                ----------- -------- --------- ---------- -----------
Balance                  0        0         0         0            0
  December 8, 2003,

Issuance of
 Common Stock to
 eCom eCom.com Inc.    100        0      1,184                 1,184

Net Operating Loss       -        -         -       (199)       (199)
                ----------- -------- --------- ---------- -----------
Balance,
 May 31, 2004          100        0      1,184      (199)        985

Cancellation of
 Common Stock
 by eCom eCom         (100)      (0)       (0)         0           0

Issuance of
 Common Stock to
 eCom eCom.com Inc.
 shareholders   49,955,112    4,996     (4,996)        0           0

Net Operating Loss       -        -          -    (7,602)     (7,602)
                ----------- -------- --------- ---------- -----------
Balance,
 Feb 28, 2005   49,955,112  $ 4,996   $ (3,772) $ (7,801)  $  (6,617)
                =========== ========  ========= ========== ===========


















See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

                                     7
USAS DIGITAL, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED
FEBRUARY 28, 2005, AND FOR THE PERIOD FROM
DECEMBER 8, 2003, TO FEBRUARY 29, 2004

(UNAUDITED)

                                        February 28, 2005      February 29, 2004
                                           _______________      ________________

Cash Flows From Operating Activities
    Cash received from customers           $             0      $             -
    Cash paid to suppliers of goods
        and services                                (7,412)                   -
    Income Taxes Paid                                    0                    -
    Interest Paid                                        0                    -
    Interest Received                                    0                    -
                                            _______________     ________________
        Net Cash Flows Used in
         Operating Activities                       (7,412)                   -
                                            _______________     ________________
Cash Flows From Investing Activities    Payment of Intangible Assets
0                    -
                                            _______________     ________________
        Net Cash Flows Provided By
         (Used In) Investing Activities                  0                    -
                                            _______________     ________________
Cash Flows From Financing Activities
    Loans from related companies                    12,450                    -
    Payments to Stockholders                        (5,000)                   -
                                            _______________     ________________


        Net Cash Flows Provided By
         Financing Activities                        7,450                    -
                                            _______________     ________________
Net Increase / (Decrease) in Cash                       38                    -

Cash and Cash Equivalents at
 Beginning of Period, June 1, 2004                       -                    -
                                            _______________     ________________
Cash and Cash Equivalents at
 End of Period, Feb 28, 2005                $           38      $             -
                                            ===============     ================







See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.


                                     8
USAS DIGITAL, INC.
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED
FEBRUARY 28, 2005 AND FOR THE PERIOD FROM
DECEMBER 8, 2003, TO FEBRUARY 29, 2004

(UNAUDITED)

Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities

                                          FEBRUARY 28, 2005   FEBRUARY 29, 2004
                                           _________________   ________________

    Net Income (Loss)                        $      (7,602)      $           -
    Add items not requiring outlay of cash:
      Depreciation and amortization                    188                   -
    Cash was increased by:
      Decrease in prepaid assets                         -                   -
      Increase in accounts payable                       2                   -
    Cash was decreased by:
      Increase in inventory                              -                   -
      Decrease in accounts payable                       -                   -


                                            _______________   _________________
        Net Cash Flows Used in
         Operating Activities                $      (7,412)      $           -
                                            ===============   =================



Supplemental Disclosures
Of Non Cash Investing and
Financing Activities:
-------------------------

On March 1, 2004, the Company acquired approximately $1,184 in tangible assets distributed from eCom eCom.com, Inc. as part of the spin-off from its Parent Company.












See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.



                                     9
USAS DIGITAL, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005

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

                                    10


USAS DIGITAL, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005

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

Since late June 2004, American Capital Holdings, Inc. has been inundated with hundreds of telephone calls from eCom shareholders, requesting delivery of their promised spin-off shares. Numerous shareholders have made demands to be sent their promised shares, many of them threatening legal action against eCom and all of the above described spin-offs, which possibly might have created contingent liabilities for all shareholders of eCom. Because of the
                                    11
USAS DIGITAL, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005

NOTE A - HISTORY AND DESCRIPTION OF BUSINESS (CONTINUED)

aforementioned financial difficulties, eCom's telephone lines were disconnected. eCom's shareholders contacted American Capital Holdings, Inc. in an effort to garner information on the status of their situation.

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


                                    12



USAS DIGITAL, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005

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





                                    13

USAS DIGITAL, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005

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

                                     14


USAS DIGITAL, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005

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

                                     15
USAS DIGITAL, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005

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




                                     16
USAS DIGITAL, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005

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

                                    17
USAS DIGITAL, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005
NOTE A - HISTORY AND DESCRIPTION OF BUSINESS(CONTINUED)

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

NOTE C - NOTES RECEIVABLE

None

NOTE D - LOANS RECEIVABLE RELATED PARTIES

None

NOTE E - PROPERTY AND EQUIPMENT

Equipment is recorded at cost and depreciated over its estimated useful life. Accumulated depreciation through February 28, 2005 and February 29, 2004 is $220 and $0, respectively. Depreciation expense for the three-months ending February 28, 2005 and February 29, 2004 is $59 and $0, respectively. Depreciation is included in the cost of sales.


NOTE F - PREPAID EXPENSES

Prepaid expenses consist of annual service fees paid for web-hosting.


NOTE G - INTANGIBLE ASSETS

Management has estimated that the useful life of the intangible asset is five years. The Company is amortizing the asset using the straight-line method over that period. Accumulated amortization for the periods ending February 28, 2005 and and February 29, 2004 is $18 and $0, respectively. Amortization expense for the three-months ending February 28, 2005 and February 29, 2004 is $4 and $0, respectively.

NOTE H - OTHER ASSETS

None

NOTE I - STOCKHOLDER LOANS AND NOTE PAYABLE

The stockholder loan is a non-interest bearing, non-collateralized loan from a stockholder and is due on demand.
The note payable is a non-interest bearing, non-collateralized note to a related party.

NOTE J - COMMITMENTS AND CONTINGENCIES

None










                                    19
USAS DIGITAL, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005


NOTE K - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carryforward as of February 28, 2005 totals approximately $551. These carryforwardss, which will be available to offset future taxable income, expire beginning in May 31, 2024.

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


NOTE L STOCKHOLDERS' EQUITY

The computation of diluted loss per share before extraordinary item for the nine months ended February 28, 2005 does not include shares from potentially dilutive securities as the assumption of conversion or exercise of these would have an anti-dilutive effect on loss per share before extraordinary items. In accordance with generally accepted accounting principles, diluted loss per share from extraordinary item is calculated using the same number of potential common shares as used in the computation of loss per share before extraordinary items.














                                    20
USAS DIGITAL, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005

NOTE M - DEFERRED TAX ASSET

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carryforwards and valuation allowances comprising the net deferred taxes on the balance sheets is as follows:
                                                    February 28, 2005
                                                    --------------
         Loss carryforward for tax purposes        $         551
                                                    ==============
         Deferred tax asset (34%)                            187
         Valuation allowance                                (187)
                                                    --------------
         Net deferred tax asset                     $           -
                                                    ==============

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carryforward as of February 28, 2005 was approximately
$551. These carryforwardss, which will be available to offset future taxable income, will expire through the year 2024.

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

NOTE O - RECENT ACCOUNTING PRONOUNCEMENTS

The FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations with an effective date for financial statements issued for fiscal years beginning after June 15, 2002. The statement addresses financial accounting and reporting for obligations related with the retirement of tangible long-lived assets and the costs associated with asset retirement. The statement requires the recognition of retirement obligations which will, therefore, generally increase liabilities; retirement costs will be added to the carrying value of







                                    21
USAS DIGITAL, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005
NOTE O - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

Goodwill and intangible assets acquired prior to July 1, 2001 will continue to be amortized and tested for impairment in accordance with pre- SFAS No. 142 requirements until adoption of SFAS No. 142. Under the provision of SFAS No.142, intangible assets with definite useful lives will be amortized to their





                                     22


USAS DIGITAL, INC.
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005

NOTE O - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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




















