Form 10QSB
period 2006-02-28
USAS DIGITAL INC.
filed 2006-04-17
CIK 1321508

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           Form 10-QSB
    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended FEBRUARY 28, 2006
                      File Number 000-51424

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

As of February 28, 2006 the issuer had 13,319,385 shares of common stock, $.01 Par Value, outstanding.

Transitional Small Business Disclosure format:   Yes [   ]   No [ X ]

On March 3, 2005 USAS DIGITAL,INC. applied and received Cusip Number:90341K10 4


On March 23, 2005 USAS DIGITAL, INC. received CIK Number: 0001321508
















CRT HOLDINGS, INC.                 Form 10-QSB              FEBRUARY 28, 2006
A Development Stage Enterprise
                              INDEX

                                                             PAGE NO.
PART I  FINANCIAL INFORMATION


ITEM 1  FINANCIAL STATEMENTS

          Report of Independent Registered Public Accounting Firm.....3

          Balance Sheets
           February 28, 2006 and 2005.................................4

          Statement of Operations
           Nine Months Ended February 28, 2006 and 2005 and from
          Inception December 8, 2003 through Feb 28, 2006............5

          Statement of Operations
           Three Months Ended February 28, 2006 and 2005..............6

          Statement of Changes in Shareholders' Equity from
           Inception December 8, 2003 through Feb 28, 2006............7

          Statement of Cash Flows
           Nine Months Ended February 28, 2006 and 2005 and from
          Inception December 8, 2003 through Feb 28, 2006............8

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






                                 2



                Wieseneck, Andres & Company, P.A.
                  Certified Public Accountants
                  772 U.S. Highway 1, Suite 100
                 North Palm Beach, Florida 33408
                         (561) 626-0400


Thomas B. Andres, C.P.A.*, C.V.A.                 FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
CRT HOLDINGS, INC.
A Development Stage Enterprise
f/k/a USAS DIGITAL, INC.
Palm Beach Gardens, Florida

We have reviewed the accompanying balance sheets of CRT HOLDINGS, INC., a Development Stage Enterprise f/k/a USAS DIGITAL, INC. , as of February 28, 2006 and 2005, and the related statements of operations, for three and nine month periods ended February 28, 2006 and 2005, and from Inception December 8, 2003 through February 28, 2006, the statement of changes in stockholders' equity from Inception December 8, 2003 through February 28, 2006, and the statement of cash flows for the nine month periods ended February 28, 2006 and 2005 and from Inception December 8, 2003 through February 28, 2006. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach, Florida
April 13, 2006





                                3




CRT HOLDINGS, INC.
A Development Stage Enterprise
BALANCE SHEETS
(UNAUDITED)
                                             FEB 28, 2006        FEB 28, 2005
ASSETS                                       -------------       ------------
    Current Assets
         Cash and Cash Equivalents            $      144         $       38
         Prepaid Expense                           7,508                  8
         Loans Receivable                          4,000                  -
                                             -------------       ------------

             Total Current Assets                 11,652                 46
                                             -------------       ------------
    Fixed Assets
         Property & Equipment, Net                   727                964
                                             -------------       ------------
    Other Assets
         Intangible Assets, Net                       39                 53
                                             -------------       ------------
             Total Other Assets                       39                 53
                                             -------------       ------------

TOTAL ASSETS                                  $   12,418          $   1,063
                                             =============       ============

LIABILITIES & STOCKHOLDERS' EQUITY
 Liabilities
         Current Liabilities
            Accounts Payable                  $    7,410          $       2
            Loans Payable                          6,523              7,450
            Shareholder Loans                        228                228
                                             -------------       ------------
         Total Current Liabilities                14,161              7,680
                                             -------------       ------------
     Total Liabilities                            14,161              7,680
                                             -------------       ------------

Stockholders' Equity
         Common Stock $.01 par value, 300 million
         Shares authorized, 13,319,385 shares issued
         and outstanding                         133,193

         Common Stock $.01 par value, 300 million
         Shares authorized, 499,503 shares issued
         and outstanding                                             4,996
         Paid-in-Capital                          (3,811)           (3,772)
         Deficit accumulated during the
          development stage                     (131,124)           (7,801)
                                             -------------       ------------
  Total Stockholders' Equity (Deficit)            (1,742)           (6,617)
                                             -------------       ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY     $    12,418          $  1,063
                                             =============       ============


Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                  4


CRT HOLDINGS, INC.
A Development Stage Enterprise
STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED FEBRUARY 28, 2006 AND 2005 AND FROM INCEPTION DECEMBER 8, 2003 THROUGH FEBRUARY 28, 2006
(UNAUDITED)                                                     INCEPTION,
                                                               DEC 8, 2003
                                                                 THROUGH
                                     2006        2005         FEB 28, 2006
                               -------------  ------------    ------------
 Revenues
    Net Sales                  $       -      $       -     $        -
    Cost of Sales                     178            177           415
                               -------------  ------------    ------------
       Gross Profit                  (178)          (177)         (415)

 Operating Expenses
    General and Administrative     92,843          7,414        130,684
    Sales and Marketing                 -              -              -
    Amortization                       11             11             25
                               -------------  ------------    ------------
      Total Operating Expenses     92,854          7,425        130,709

                               -------------  ------------    ------------
        Loss from Operations      (93,032)        (7,602)      (131,124)
                               -------------  ------------    ------------
      Net Loss                 $  (93,032)    $   (7,602)    $ (131,124)
                               =============  ============    ============

Basic and Diluted
 Net loss Per Common Share      $   (.012)    $    (.015)
                               =============  ============


Weighted Average Shares
      Outstanding                7,768,722      499,551
                              =============   ============

















Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                5





CRT HOLDINGS, INC.
A Development Stage Enterprise
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED
FEBRUARY 28, 2006 AND 2005
(UNAUDITED)

                                               FEB 28, 2006        FEB 28, 2005
                                               -------------       ------------
      Revenues
             Net Sales                         $          -        $       -
             Cost of Sales                               59               59
                                               -------------       ------------
                 Gross Profit                           (59)             (59)

      Operating Expenses
             General and Administrative              23,800            3,656
             Sales and Marketing                          -                -
             Amortization                                 4                4
                                               -------------       ------------
           Total Operating Expenses                  23,804            3,660

                                               -------------       ------------
           Loss from Operations                     (23,863)           (3,719)
                                               -------------       ------------
    Net Loss                                   $    (23,863)       $   (3,719)
                                               =============       ============

  Basic and Diluted
   Net Loss Per Common Share                   $   (.002)          $    (.007)
                                               =============       ============


  Weighted Average Shares Outstanding           10,013,402            499,551
                                               =============       ============


















Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                6





CRT HOLDINGS, INC.
A Development Stage Enterprise
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FROM INCEPTION, DECEMBER 8, 2003 THROUGH FEBRUARY 28, 2006
(UNAUDITED)
                         Number   At Par     Add'l                Total
                           of      Value   Paid In  Accumulated  Stockholder
                         Shares     $.01   Capital  (Deficit)     Equity
Balance,             ----------- -------- --------- ---------- -----------
 Dec 8, 2003                0    $   0    $     0    $     0    $     0

Issuance of
 Common Stock               1        0          0          0          0

Net Loss 2003                                           (199)      (199)

Asset Distribution
 from eCom                  0        0      1,184          0      1,184

Cancellation of
 Common Stock              (1)       0          0          0          0

Issuance of
 Common Stock to
 eCom eCom.com Inc.
 shareholders         499,503    4,995     (4,995)         0          0

Net Loss 2004               -        -          -     (3,884)    (3,884)

Sale of Common Stock
 on May 31, 2005      5,000,000  50,000         0          0      50,000

Net Loss 2005               -        -          -    (34,009)    (34,009)

Convert Related Party
 Debt to Common Stock
 on Aug 31, 2005    4,502,351   45,024          0          0      45,024

Convert Related Party
 Debt to Common Stock
 on Nov 30, 2005    1,050,875    10,508         -          -      10,508

Convert Related Party
 Debt to Common Stock
 on Feb 28, 2006    1,266,656    12,666         -          -      12,666

Convert Professional
 fees to Common Stock
 on Feb 28, 2006    1,000,000    10,000         -          -      10,000

Net Loss                    -         -         -    (93,032)    (93,032)
                    ----------- -------- --------- ---------- -----------
Balance,
 Feb 28, 2006      13,319,385 $ 133,193   $(3,811)$ (131,124)   $ (1,742)
                   =========== ========  ========= ========== ===========


Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                7

CRT HOLDINGS, INC.
A Development Stage Enterprise
STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED FEBRUARY 28, 2006 AND 2005 AND FROM INCEPTION DECEMBER 8, 2003 THROUGH FEBRUARY 28, 2006
(UNAUDITED)                                                        INCEPTION
                                                                  DEC 8, 2003
                                                                    THROUGH
                                               2006       2005    FEB 28, 2006
                                            ----------  ---------   ---------

Cash Flows From Operating Activities
  Cash received from customers              $      -    $     -   $      -
  Cash paid to suppliers of goods
      and services                            (8,753)    (7,412)    (45,407)
  Income taxes paid                                -          -          -
  Interest paid                                    -          -          -
  Interest received                                -          -          -
                                           ----------  ---------   ---------
      Net Cash Flows Used in
       Operating Activities                   (8,753)    (7,412)    (45,407)
                                           ----------  ---------   ---------
Cash Flows From Investing Activities
   Acquisition of Intangible Assets                -          -        (63)
                                           ----------  ---------   ---------
      Net Cash Flows Provided By
       (Used In) Investing Activities              -          -        (63)

                                           ----------  ---------   ---------
Cash Flows From Financing Activities
  Loans from related companies                   800     12,450      37,614
  Payments to stockholders                         -     (5,000)         -
  Repayment of loans to related company      (38,000)         -     (38,000)
  Reduction of loans to related company       (4,000)         -      (4,000)
  Proceeds from sale of stock                      -          -      50,000
                                           ----------  ---------   ---------
      Net Cash Flows Provided By
       (Used In) Financing Activities        (41,200)     7,450      45,614
                                           ----------  ---------   ---------
Net Increase / (Decrease) in Cash            (49,953)        38         144

Cash and Cash Equivalents at
 Beginning of Period                          50,097          -          -
                                           ----------  ---------   ---------
Cash and Cash Equivalents at
 End of Period                             $     144   $     38   $    144
                                           ==========  =========   =========









Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                8



CRT HOLDINGS, INC.
A Development Stage Enterprise
STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED
FEBRUARY 28, 2006 AND 2005
(UNAUDITED)

Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities


                                           FEB 28, 2006         FEB 28, 2005
                                           -------------        ------------

Net Income (Loss)                       $     (93,032)         $    (7,602)
Add items not requiring outlay of cash:
   Depreciation and amortization                  188                  188
   Convert Related Party Debt to Equity        69,912                    -
   Convert Account Payable to Equity           10,000                    -
   Account Payable Related Company              5,422                    -
Cash was increased by:
   Decrease in prepaid assets
   Increase in accounts payable                 6,257                    2
Cash was decreased by:
   Increase in inventory                           -                     -
   Decrease in accounts payable                    -                     -
   Increase in prepaid expense                (7,500)                    -
                                           -------------        ------------
      Net Cash Flows Used in
       Operating Activities               $   (8,753)          $    (7,412)
                                          ===============      ==============




Non-cash transactions

The Company converted loans from a related company to equity in the amount of $78,198. Of the $78,198 converted to equity, $69,912 was debt from the current period debt and $8,286 was debt from a prior period.














Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                9





CRT HOLDINGS, INC.
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS

NOTE A - HISTORY AND DESCRIPTION OF BUSINESS

USAS Digital, Inc. was incorporated in the State of Florida on December 8, 2003 as a wholly owned subsidiary of eCom eCom.com, Inc. ("eCom") which originally traded on the Bulletin Board under the symbol ECEC.' Due to reasons stated below, eCom was de-listed from the OTCBB to the pink sheets, but is taking the necessary steps to be re-listed on the OTCBB. The Company's main office is located at 100 Village Square Crossing, Suite 202, Palm Beach Gardens, Florida 33410, and the telephone number is (561) 207-6395.

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





                               10



CRT HOLDINGS, INC.
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS
NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE C - NOTES RECEIVABLE

None

NOTE D - LOANS RECEIVABLE RELATED COMPANY

The loan receivable from a related company is non-interest bearing, non-collateralized note and due on demand.

NOTE E - PROPERTY AND EQUIPMENT

Equipment is recorded at cost and is being depreciated over its estimated useful life of seven years. Accumulated depreciation through February 28, 2006 and 2005 is $457 and $220.

Depreciation expense for the nine month periods ending February 28, 2006 and 2005 is $177 and $177, respectively, and is included in the cost of sales.

NOTE F - PREPAID EXPENSES

The prepaid expense of $7,508 consists of professional consulting fees.

NOTE G - INTANGIBLE ASSETS

Management has estimated that the useful life of the intangible asset is five
(5) years. The Company is amortizing the asset using the straight line method over that period.

Organizational Costs are $70 and are being amortized over their estimated useful lives. Accumulated amortization for the periods ending February 28, 2006 and 2005 is $32 and $18, respectively. Amortization expense for the nine months ending February 28, 2006 and 2005 is $11 and $11, respectively.


                               11




CRT HOLDINGS, INC.
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS

NOTE H - CHANGE OF COMMON SHARES AUTHORIZED

The company changed the number of common shares authorized from 100 million to 300 million with the State of Florida on November 30, 2005. The par value of the common stock remains at $0.01 per share. The financial statements presented have been restated to reflect this change.

NOTE I - LOANS PAYABLE

The loan payable is a non-interest bearing, non-collateralized loan from a stockholder and is due on demand.

The loan payable is a non-interest, non-collateralized loan to a company.

NOTE J - DEVELOPMENT STAGE ENTERPRISE

The Company has been and is currently in the development stage. It is the intention of management to merge or acquire a company engaged in an energy type of business.

NOTE K - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carryforward as of February 28, 2006 totals approximately $121,000 . These carry forwards, which will be available to offset future taxable income, expire beginning in May 31, 2024.

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

NOTE L - STOCKHOLDERS' EQUITY

The computation of diluted loss per share for the nine months ended February 28, 2006 does not include shares from potentially dilutive securities as the assumption of conversion or exercise of these would have an antidilutive effect on loss per share. In accordance with generally accepted accounting principles, diluted loss per share is calculated using the same number of potential common shares as used in the computation of loss per share before extraordinary items.
                                   12


CRT HOLDINGS, INC.
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS

NOTE M - DEFERRED TAX ASSET

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets is
as follows:                                              FEB 28, 2006

       Loss carry forward for tax purposes             $  121,000
                                                       ================
       Deferred tax asset (34%)                            41,267
       Valuation allowance                                (41,267)

       Net deferred tax asset                          $        -
                                                      ================

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of February 28, 2006 was approximately $121,000 These carry-forwards, which will be available to offset future taxable income, will expire through the year 2024.

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

The Company is allocated certain expenses such as rent, travel and office
& administrative that are paid on behalf of the Company by American Capital Holdings, Inc., a company that is related to the Company by mutual stockholders and Directors. The total expenses allocated to the Company in the nine months ended February 28, 2006 is approximately $98,000. The quarterly liabilities payable to American Capital are converted to common stock and paid in capital at the end of each reporting period.

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

CRT HOLDINGS, INC.
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS
NOTE O - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

CRT HOLDINGS, INC.
A Development Stage Enterprise

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

On April 14, 2004, eCom filed Form 10QSB, file number 000-23617, accession number 0001000459-04-000005. As stated in ITEM 2, Management's Discussion and Analysis, All ten (10) business subsidiaries have been spun off into independent operating public companies.'

On May 24, 2004, American Capital Holdings, Inc., a spin-off of eCom formerly known as USA SportsNet, Inc., filed a Form 10SB, file number 000-50776, accession number 0001288012-04-000001, SEC CIK number 0001288012, with the United States Securities & Exchange Commission ("SEC"). On July 27, 2004 American Capital Holdings, Inc.'s Form 10SB was ruled effective by the SEC.

CRT HOLDINGS, INC.
A Development Stage Enterprise
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

CRT HOLDINGS, INC.
A Development Stage Enterprise
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

CRT HOLDINGS, INC.
A Development Stage Enterprise
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

CRT HOLDINGS, INC.
A Development Stage Enterprise
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

CRT HOLDINGS, INC.
A Development Stage Enterprise
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

CRT HOLDINGS, INC.
A Development Stage Enterprise
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

CRT HOLDINGS, INC.
A Development Stage Enterprise
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

Electronic copies of the May 16, June 6, July 25, 2005, and March 20, 2006 court transcripts and court orders are available on the eCom website, www.ecomecom.net.

CRT HOLDINGS, INC.
A Development Stage Enterprise
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

On November 25, 2005 the Board of Directors of the Company held a board meeting in order to change the name of USAS Digital, Inc. to CRT Holdings, Inc. and to nominate the following persons to serve as officers of the Corporation: Francis
C. Hargarten, Director, John D. Pezold, Director, George W. Jeter, Director, Christopher M. Kiggins, Director, John C. Martin, II, Director, Frank B. Schley, III, Director, Tracey Sayers, Director. The Board of Directors of the Company also removed the following persons as Directors of the Corporation:
Christopher J. Dillon and Linda A. Pellecchia.

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

CRT HOLDINGS, INC.
A Development Stage Enterprise
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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


ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF THE COMPANY'S DISCLOSURE CONTROLS AND INTERNAL CONTROLS:
Within the 90 days prior to the date of this Quarterly Report on Form 10-QSB, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures' ("Disclosure Controls"). This evaluation' ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer/Chairman ("CEO") and Chief Financial Officer ("CFO"). As a result of this review, the Company adopted guidelines concerning disclosure controls and the establishment of a disclosure control committee made up of senior management.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS:
The Company's management, including the CEO/CHAIRMAN and CFO, does not expect that its Disclosure Controls or its internal controls and procedures for financial reporting' ("Internal Controls") will prevent all error and all fraud. Control system, no matter how well conceived and managed, can provide only reasonable assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgements in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

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

                               24
CRT HOLDINGS, INC.
A Development Stage Enterprise
ITEM 3. CONTROLS AND PROCEDURES (CONTINUED)

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

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


     Exhibit 31.1 Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CEO

     Exhibit 31.2 Certification required under Section 302 of the Sarbanes-Oxley Act 0f 2002 by the CFO

     Exhibit 32    Section 1350 Certification


(b) Reports on Form 8-K:
    None

CRT HOLDINGS, INC.
A Development Stage Enterprise

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunder duly authorized.

April 15, 2006                       By: /s/ Barney A. Richmond
                                           Barney A. Richmond,
                                           Principle Executive Officer

April 15, 2006                       By: /s/ Richard C. Turner
                                           Richard C. Turner,
                                           Chief Financial Officer


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

CRT HOLDINGS, INC.
A Development Stage Enterprise

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

Date: April 15, 2006

/s/ Barney A. Richmond

Barney A. Richmond
Principle Executive Officer


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

CRT HOLDINGS, INC.
A Development Stage Enterprise

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

Date: April 15, 2006

/s/ Richard C. Turner

Richard C. Turner
Chief Financial Officer


EXHIBIT 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

CERTIFICATION PURSUANT SECTION 906 OF THE SARBANES-OXLY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Registration Statement of CRT HOLDINGS, INC., a Florida corporation (the "Company"), on Form 10-QSB for the period ending February 28, 2006 as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, President of the Company and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350, that to his knowledge:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Barney A. Richmond

Barney A. Richmond
Principle Executive Officer
Date: April 15, 2006

CRT HOLDINGS, INC.
A Development Stage Enterprise


/s/ Richard C. Turner

Richard C. Turner
Chief Financial Officer
Date: April 15, 2006


[A signed original of this written statement required by Section 906 has been provided to CRT HOLDINGS, INC. and will be retained by CRT HOLDINGS, INC. and furnished to the Securities and Exchange Commission or its staff upon request.]

The Securities and Exchange Commission has not approved or disapproved of this Form 10-QSB nor has it passed upon its accuracy or adequacy.