Form 10KSB
period 2006-05-31
USAS DIGITAL INC.
filed 2006-08-29
CIK 1321508

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                           FORM 10-KSB

[X] ANNUAL REPORT UNDER OR OF THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended MAY 31, 2006


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the transition period from                  to

                Commission file number 000-51424


                       CRT HOLDINGS, INC.
                   (f/k/a USAS Digital, Inc.)


        (Name of small business issuer in its character)

        Florida                                       20-1069232

 (State or other jurisdiction             (I.R.S Employer Identification No.)
 of incorporation or organization)


         100 Village Square Crossing, Suite 202                33410
                 Palm Beach Gardens, FL

        (Address of principle executive offices)             (Zip Code)


Issuer's telephone number, including area code: (561) 207-6395


Securities registered under Section 12 (b) of the Exchange Act:

Title of each class                 Name of each exchange on which registered


Securities registered under Section 12 (g) of the Exchange Act:

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. [As of May 31, 2006 the issuer had 13,319,385 shares of common stock, $.01 Par Value, outstanding.]

Transitional Small Business Disclosure Format (Check one): Yes    ; No X













































CRT HOLDINGS, INC.          Form 10-KSB                  MAY 31, 2006
(f/k/a USAS Digital, Inc.)
(A Development Stage Company)

INDEX
                                                                    PAGE NO.
PART I

ITEM 1   DESCRIPTION OF BUSINESS..........................................4

ITEM 2   DESCRIPTION OF PROPERTY..........................................5

ITEM 3   LEGAL PROCEEDINGS................................................5

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............5

PART II

ITEM 5   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........5

ITEM 6   MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS..5

ITEM 7   FINANCIAL STATEMENTS AND NOTES TO FINANCIALS ....................F-1

ITEM 8   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS....................F-13

ITEM 8A  CONTROLS AND PROCEDURES..........................................22

PART III

ITEM 9   DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS................22

ITEM 10  EXECUTIVE COMPENSATION...........................................26

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...26

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................27

ITEM 13  EXHIBITS AND REPORTS ON FORM 8-K.................................27

ITEM 14  PRINCIPLE ACCOUNTANT FEES AND SERVICES...........................28

SIGNATURES AND CERTIFICATIONS.............................................28



















CRT HOLDINGS, INC.
(f/k/a USAS Digital, Inc.)
(A Development Stage Company)

GENERAL NOTE

Except where otherwise stated, references in this document to "us," "we," or "the Company" refer to CRT Holdings, Inc.("CRT Holdings, Inc."). This Form 10-KSB contains forward-looking statements within the meaning of the "safe harbor" provisions under Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995. We use forward-looking statements in our description of our plans and objectives for the future operations and assumptions underlying these plans and objectives, as well as in our expectations, assumptions, estimates and projections about our business and industry. These forward-looking statements involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors as more fully described in this Report.

Forward-looking terminology includes the words "may", "expects", "believes", "anticipates", "intends", "projects" or similar terms, variation of such terms or the negative of such terms. These forward-looking statements are based upon our current expectations and are subject to factors and uncertainties which could cause actual results to differ materially from those described in such forward-looking statements. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained in this Report to reflect any change in our expectations or any changes in events, conditions or circumstances on which any forward-looking statement is based.

PART I

ITEM 1 DESCRIPTION OF BUSINESS

Pursuant to SEC Staff Legal Bulletin No. 4, eCom decided to spin off USAS Digital into a independent company in the belief that the independent company, with a distinct business, would be better able to obtain necessary funding and develop their business plans.

On December 1, 2003, the Board of Directors of eCom eCom.com, Inc., approved the spin-off of USAS Digital.

USAS Digital, Inc. (the "Company") was incorporated in the State of Florida on December 8, 2003 as a wholly owned subsidiary of eCom eCom.com, Inc.

eCom eCom.com, Inc. spun off USAS Digital, Inc. on June 4, 2004. USAS Digital, Inc. changed its name to CRT Holdings, Inc. on November 30, 2005.

The Company's main office is located at 100 Village Square Crossing, Suite 202, Palm Beach Gardens, Florida 33410, and the telephone number is (561) 207-6395.

The Company does not have any off-balance sheet arrangements.

CRT HOLDINGS, INC.
(f/k/a USAS Digital, Inc.)
(A Development Stage Company)

ITEM 2.  DESCRIPTION OF PROPERTY

The Company does not own any real property. The Company is located at 100 Village Square Crossing, Suite, 202, Palm Beach Gardens, Florida 33410, consisting of approximately 784 square feet of office space. The Company shares the office with American Capital Holdings, Inc. ("ACH"). ACH incurs the cost and full responsibility of the lease. The lease is for a term of one year, at a rental of $2,330.92 per month including sales tax.

ITEM 3.  LEGAL PROCEEDINGS

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote by the security holders during the fiscal year ended May 31, 2006.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Stock: There is currently no trading market for the Company's Common Stock and there can be no assurance that any trading market will ever develop or, if such a market does develop, that it will continue.

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

Security Holders: The Company has approximately 5,000 shareholders. The Company does not have any shares subject to options, or any other securities convertible into shares of the Company's common stock.

Dividends: There have been no cash dividends declared or paid since the Company was formed, and no dividends are contemplated to be paid in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS

History of Spin-Off Company:

On December 1, 2003, the Board of Directors of eCom approved the spin-off of the Company.

CRT HOLDINGS, INC.
(f/k/a USAS Digital, Inc.)
(A Development Stage Company)

ITEM 6. MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS (CONTINUED)

On June 4, 2004, the Board of Directors of eCom readopted a resolution to spinoff the Company and authorized whatever action necessary to complete this process including acquisitions and mergers. In this regard, the board included instructions for the distribution of stock by its Transfer Agent, Florida Atlantic Stock Transfer (FAST), to the shareholders when the share certificates were properly exercised and costs relating to the issuance of these shares were paid in full. Notwithstanding the foregoing, eCom eCom was not able to pay FAST the amounts required to send out the stock certificates to the shareholders, and therefore, the shares were not issued. Due to eCom's financial condition, eCom was unable to effectuate the spinoffs. In connection with the spinoffs, eCom owned all outstanding and issued shares of common stock of the Company. By spinning off the Company, eCom distributed the common stock of the Company to eCom's shareholders in proportion to the shares held in eCom as the relevant record date.

On November 29, 2004, an involuntary petition was filed against eCom eCom.com, Inc. under Chapter 11 Title 11, of the United States Bankruptcy Code. Thereafter, an order for relief was entered by the United States Bankruptcy Court on May 16, 2005. On June 2, 2005, the shares of the Spin-Off Company were distributed to eCom shareholders of record, as of May 27, 2005. Subsequent thereto, eCom caused a registration statement on Form 10-SB to be filed for the Company.

eCom believed that it could effectuate the spin-offs pursuant to the criteria and procedures set forth in the September 16, 1997 Securities and Exchange Commission Staff Legal Bulletin No. 4 issued regarding the applicability of
Section 5 of the Securities Act of 1933 ("The Bulletin"). eCom was subsquently advised by the Staff of the Securities and Exchange Commission ("SEC") that the Spin-Off Company may not qualify for the spinoff procedures set forth in the Bulletin for a number of reasons, including the facts that (i)there may not have been a valid "business purpose" as defined in the Bulletin, and (ii)the certificates evidencing the shares were distributed prior to having an effective Form 10-SB registration statement available for distribution to shareholders.

As stated in the Joint Plan of Reorganization of Debtor and American Capital Holdings, Inc., filed in the United States Bankruptcy Court Southern District of Florida on August 18, 2006, Article VIII, Section 8.06 Spin-Off of
Subsidiaries: "At the request of the SEC staff, eCom voluntarily withdrew the Form 10-SB registration statement. A Form 10-SB registration statement will be filed post-Effective Date for each of the Subsidiaries when appropriate transactions are finalized as to each Subsidiary."

The Company has had no recent revenues or earnings from operations. The Company will sustain operating expenses without corresponding revenues. This will result in the Company incurring net operating losses until the Company can realize profits from the business ventures it intends to acquire.

CRT HOLDINGS, INC.
(f/k/a USAS Digital, Inc.)
(A Development Stage Company)

ITEM 6. MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS (CONTINUED)

It is the intention of the Company to perform a merger or acquisition with a privately owned operating business that is generating substantial revenues. After a merger or acquisition has occurred, the Company will then file its Form 10-SB and SB-2.

Upon effectiveness of the Registration Statement, the Company intends to apply to have its common stock listed for trading on the American Stock Exchange. There is currently no public market for the Company's common stock, until such time as the Company's Registration Statement under the Securities Act of 1933 and the Securities and Exchange Commission has been declared effective.

The success of the Company's proposed plan of operation will depend primarily on the success of the Company's business operations and the realization of the business' perceived potential. The funding of this proposed plan will require significant capital. There can be no assurance that the Company will be successful or profitable if the Company is unable to raise the funds to provide this capital, or to otherwise locate the required capital for the operations of the business.

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

COMPARISON OF RESULTS OF OPERATIONS: Year Ended May 31, 2006 vs. Year Ended May 31, 2005.

Revenue for the year ended May 31, 2006 and for the year ended May 31, 2005 was $0.

Cost of sales which includes depreciation expense was $237, for the year ended May 31, 2006 and $237, for the year ended May 31, 2005.

Total operating expenses for the year ended May 31, 2006 was $133,032 compared to $37,705 for the year ended May 31, 2005.

Administrative expense $133,032 in fiscal year 2006 versus $37,705 in fiscal year 2005 were the result of the company focusing its efforts towards keeping the Company current with rent, tax preparation, SEC filings, administrative costs, etc.

The operations for the year ended May 31, 2006 resulted in a net loss of $133,777 versus a net loss of $37,942 recorded in the year ended May 31, 2005.

CRT HOLDINGS, INC.
(f/k/a USAS Digital, Inc.)
(A Development Stage Company)

ITEM 6. MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS (CONTINUED)

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

CRT HOLDINGS, INC.
(f/k/a USAS Digital, Inc.)
(A Development Stage Company)

ITEM 7 FINANCIAL STATEMENTS AND NOTES TO FINANCIALS
The page numbers for the financial statement categories are as follows:




                        INDEX - PART F/S

ITEM 1    FINANCIAL STATEMENTS

          Report of Independent Registered Public Accounting Firm......F-2

          Balance Sheets
           May 31, 2006 and 2005.......................................F-3

          Statements of Operations
           Twelve Months Ended May 31, 2006 and 2005 and from
           Inception, December 8, 2003, through May 31, 2006...........F-4

          Statement of Changes in Shareholders' Equity
           From Inception, December 8, 2003, through May 31, 2006......F-5

          Statements of Cash Flows
           Twelve Months Ended May 31, 2006 and 2005 and from
           Inception, December 8, 2003, through May 31, 2006...........F-6

          Notes to Financial Statements................................F-8

                Wieseneck, Andres & Company, P.A.
                  Certified Public Accountants
                  772 U.S. Highway 1, Suite 100
                 North Palm Beach, Florida 33408
                         (561) 626-0400


Thomas B. Andres, C.P.A.*, C.V.A.                 FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
CRT HOLDINGS, INC.
(f/k/a USAS Digital, Inc.)
(A Development Stage Company)
Palm Beach Gardens, Florida

We have audited the accompanying balance sheets of CRT Holdings, Inc. (A Development Stage Company), as of May 31, 2006 and 2005, and the related statements of operations and cash flows for the twelve months ended May 31, 2006 and 2005 and from inception, December 8, 2003, through May 31, 2006, and statement of changes in shareholders' equity from inception, December 8, 2003, through May 31, 2006. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CRT Holdings, Inc. (A Development Stage Company), as of May 31, 2006 and 2005 and the results of its operations and cash flows for the years ended May 31, 2006 and 2005 and for the period from inception, December 8, 2003, through May 31, 2006, and the statement of changes in shareholders' equity from inception December 8, 2003 through May 31, 2006 in conformity with accounting principles generally accepted in the United States of America.



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach, Florida
August 25, 2006

CRT HOLDINGS, INC.
(f/k/a USAS Digital, Inc.)
(A Development Stage Company)
BALANCE SHEETS
MAY 31, 2006 AND 2005
                                                  2006               2005
ASSETS                                      -------------       ------------
    Current Assets
         Cash and Cash Equivalents            $      84          $   50,097
         Prepaid Expense                          5,008                   8
         Loan Receivable Related Party            4,000
                                             -------------       ------------

             Total Current Assets                 9,092              50,105
                                             -------------       ------------
     Fixed Assets:
         Property & Equipment, Net                  668                 905
                                             -------------       ------------
         Total Fixed Assets                         668                 905


TOTAL ASSETS                                  $   9,760           $  51,010
                                             =============       ============

LIABILITIES & STOCKHOLDERS' EQUITY
 Liabilities
         Current Liabilities
            Accounts Payable                  $  12,268           $   1,153
            Loan Payable                         13,079                 300
            Shareholder Loans                    26,948              36,514
                                             -------------       ------------
         Total Current Liabilities               52,295              37,967
                                             -------------       ------------
     Total Liabilities                           52,295              37,967
                                             -------------       ------------
Stockholders' Equity
         Common Stock $.01 par value, 300 million
         Shares authorized, 13,319,385 shares issued
         and outstanding                        133,194

         Common Stock $.01 par value, 100 million
         Shares authorized, 5,499,503 shares issued
         and outstanding                                             54,995
         Paid-in-Capital                         (3,811)             (3,811)
         Deficit accumulated during the
          development stage                    (171,918)            (38,141)
                                             -------------       ------------
  Total Stockholders' Equity                    (42,535)             13,043
                                             -------------       ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY     $    9,760           $  51,010
                                             =============       ============



The accompanying notes are an integral part of these financial statements.

CRT HOLDINGS, INC.
(f/k/a USAS Digital, Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED MAY 31, 2006 AND 2005 AND FROM INCEPTION, DECEMBER 8, 2003 THROUGH MAY 31, 2006
                                                               INCEPTION,
                                                              DEC 8, 2003
                                                                THROUGH
                                     2006        2005         MAY 31, 2006
                                -------------  ------------    ------------
 Revenues
    Net Sales                 $         -     $         -    $         -
    Cost of Sales                     237             237            516
                               -------------  ------------    ------------
       Gross Profit                  (237)           (237)          (516)

 Operating Expenses
   General and Administrative     133,032          37,705        170,894
   Sales and Marketing                  -               -
   Write down of Inventory
                               -------------  ------------    ------------
       Total Operating Expenses   133,032          37,705        170,894

                                ------------  ------------    ------------
         Loss from Operations    (133,269)        (37,942)      (171,410)
                                ------------  ------------    ------------

  Other Income (Expense)
      Interest Expense       $        508               -            508
                               -------------  ------------    ------------
       Net Other Expenses            (508)                          (508)

      Net Loss                $  (133,777)    $   (37,942)    $ (171,918)
                               =============  ============    ============

Basic and Diluted
 Net loss Per Common Share    $    (.013)     $    (.07)
                              =============   ============


Weighted Average Shares
     Outstanding                9,983,759         509,096
                              =============   ============








The accompanying notes are an integral part of these financial statements.

CRT HOLDINGS, INC.
(f/k/a USAS Digital, Inc.)
(A Development Stage Company)
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FROM INCEPTION, DECEMBER 8, 2003 THROUGH MAY 31, 2006

                            Number   At Par     Add'l                Total
                              of      Value   Paid In  Accumulated Stockholder
                            Shares     $.01   Capital  (Deficit)     Equity
Balance,                 ----------- -------- --------- ---------- -----------
 Dec 8, 2003                     0    $   0    $     0    $     0    $     0

Issuance of
 Common Stock                    1        0          0          0          0

Asset Distribution
 from eCom                       0        0      1,184          0      1,184

Cancellation of
 Common Stock                   (1)       0          0          0          0

Issuance of
 Common Stock to
 eCom eCom.com Inc.
 shareholders              499,503    4,995     (4,995)         0          0

Net Loss 2004                    -        -          -       (199)      (199)

Sale of Common Stock
 (See Note P)            5,000,000   50,000          0          0     50,000

Net Loss 2005                    -        -          -    (37,942)   (37,942)

Convert Debt to
 Common Stock
 (See Note Q)            6,819,882   68,198          0          0     68,198

Convert Professional
 Fees to Common Stock    1,000,000   10,000          -          -     10,000

Net Loss 2006                    -        -          -   (133,777)  (133,777)
                        ----------- -------- --------- ---------- -----------
Balance,
 May 31, 2006           13,319,385 $133,193   $ (3,811)$ (171,918)  $(42,536)
                        =========== ========  ========= ========== ===========





The accompanying notes are an integral part of these financial statements.

CRT HOLDINGS, INC.
(f/k/a USAS Digital, Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED MAY 31, 2006 AND 2005 AND FROM INCEPTION, DECEMBER 8, 2003 THROUGH MAY 31, 2006

                                                                   INCEPTION
                                                                  DEC 8, 2003
                                                         THROUGH
                                               2006       2005    MAY 31, 2006
                                            ----------  ---------   ---------

Cash Flows From Operating Activities
  Cash received from customers               $      -   $      -   $       -
  Cash paid to suppliers of goods
      and services                            (58,041)   (36,489)    (94,530)
  Income taxes paid                                 -          -           -
  Interest paid                                     -          -           -
  Interest received                                 -          -           -
                                            ----------  ---------   ---------
   Net Cash Flows Used in                     (58,041)   (36,489)    (94,530)
       Operating Activities
                                            ----------  ---------   ---------
Cash Flows From Investing Activities
  Payment of Intangible Assets                      -          -           -
                                            ----------  ---------   ---------
      Net Cash Flows Provided By
       (Used In) Investing Activities               -          -           -
                                            ----------  ---------   ---------
Cash Flows From Financing Activities
  Proceeds of loans from related company       12,028          -      12,028
  Repayment of loans to related company             -     36,586      36,586
  Proceeds of loan to related company          (4,000)         -      (4,000)
 Sale of Common Stock
   Net of stock Issue Costs of $0                   -     50,000      50,000
                                            ----------  ---------   ---------
      Net Cash Flows Provided By
       (Used In) Financing Activities           8,028     86,586      94,614
                                            ----------  ---------   ---------
Net Increase / (Decrease) in Cash             (50,013)    50,097          84

Cash and Cash Equivalents at
 Beginning of Period                           50,097          0           0

                                            ----------  ---------   ---------
Cash and Cash Equivalents at
 End of Period                              $      84   $ 50,097   $      84
                                            ==========  =========   =========




The accompanying notes are an integral part of these financial statements.

CRT HOLDINGS, INC.
(f/k/a USAS Digital, Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED MAY 31, 2006 AND 2005

Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities


                                               2006                2005
                                           -----------         -----------

  Net Income (Loss)                       $  (133,777)        $   (37,942)
  Add items not requiring outlay of cash:
   Depreciation and amortization                                      237
   Convert related party debt to equity        69,198                   -
   Convert professional fees to equity         10,000                   -
 Cash was increased by:
   Increase in accounts payable                11,116               1,216
   Increase in accounts payable
     to a related company                           -                   -
 Cash was decreased by:
   Increase in inventory                            -                   -
   Decrease in accounts payable                (9,578)                  -
   Increase in prepaid assets                  (5,000)                  -
                                           -------------       ------------
      Net Cash Flows Used in
       Operating Activities               $   (58,041)        $   (36,489)
                                          ===============      ==============


Non-Cash Transactions:

The Company reduced its current years accounts payables for expenses, (rent, tax preparation, SEC filings, administrative costs, etc.) that had been paid by a related company for the benefit of CRT Holdings, Inc. The related company invoiced CRT Holdings, Inc. for the expenses it paid. The partial reduction of the accounts payable in the amount of $68,198 were converted to 6,819,882 of CRT Holdings, Inc.'s common stock.

CRT Holdings, Inc. also paid the professional fees of an independent third party in the amount of $10,000 by issuing 1 million shares of its common stock.








The accompanying notes are an integral part of these financial statements.

CRT HOLDINGS, INC.
(f/k/a USAS Digital, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE A - HISTORY AND DESCRIPTION OF BUSINESS

Pursuant to SEC Staff Legal Bulletin No. 4, eCom decided to spin off USAS Digital into a independent company in the belief that the independent company, with a distinct business, would be better able to obtain necessary funding and develop their business plans.

On December 1, 2003, the Board of Directors of eCom eCom.com, Inc., approved the spin-off of USAS Digital.

USAS Digital, Inc. (the "Company") was incorporated in the State of Florida on December 8, 2003 as a wholly owned subsidiary of eCom eCom.com, Inc.

eCom eCom.com, Inc. spun off USAS Digital, Inc. on June 4, 2004. USAS Digital, Inc. changed its name to CRT Holdings, Inc. on November 30, 2005.

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

REVENUE RECOGNITION
Product revenue is recognized when the product is shipped. Service revenue is recognized when the service is complete. Dividends from investments are recognized when declared payable by the underlying investment. Capital gains and losses are recorded on the date of the sale of the investment.

CASH
Cash consists of deposits in banks and other financial institutions having original maturities of less than ninety days.

ALLOWANCE FOR DOUBTFUL ACCOUNTS
It is the policy of management to review the outstanding accounts receivable at each year end, as well as the bad debt write-offs experienced in the past, in order to establish an allowance for doubtful accounts for uncollectible amounts.

CRT HOLDINGS, INC.
(f/k/a USAS Digital, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEPRECIATION
Property and equipment is recorded at cost and depreciated over the estimated useful lives of the related assets. Depreciation will be computed using the straight-line method.

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

RECLASSIFICATION
Certain reclassifications have been made to the prior years financial statements in order for them to be in conformity with the current years presentation.

NOTE C - LOANS RECEIVABLE RELATED COMPANY

The loan receivable from a related party, is non-interest bearing, non-collateralized and due on demand.

NOTE D - PROPERTY AND EQUIPMENT

Equipment is recorded at cost and is being depreciated over its estimated useful life of seven years. Accumulated depreciation through May 31, 2006 and 2005 is $516 and $279.

Depreciation expense for the twelve month periods ending May 31, 2006 and 2005 is $237 and $237, respectively, and is included in the cost of sales.

NOTE E - PREPAID EXPENSES

The Company has prepaid expenses at May 31, 2006 and 2005 in the amounts of $5,000 and $8 which consist of professional consulting fees paid in advance.

NOTE F - INTANGIBLE ASSETS

Management has determined that the Intangible Asset will provide no future economic benefit for the Company and, therefore, wrote of the balance of $63 in June 2005.

CRT HOLDINGS, INC.
(f/k/a USAS Digital, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE G - CHANGE OF COMMON SHARES AUTHORIZED

The company changed the number of common shares authorized from 100 million to 300 million with the State of Florida on November 30, 2005. The par value of the common stock remains at $0.01 per share. The financial statements presented have been restated to reflect this change.

NOTE H - SHAREHOLDER LOANS PAYABLE

The Loans Payable for the years 2006 and 2005 in the amounts of $13,079 and $300 are non-interest bearing, non-collateralized and due on demand.

The Shareholder Loans Payable for the years 2006 and 2005 in the amounts of $26,948 and $36,514 are non-interest bearing, non-collateralized and due on demand.

NOTE I - DEVELOPMENT STAGE ENTERPRISE

The Company has been and is currently in the development stage. It is the intention of management to merge or acquire a company engaged in an energy type of business.

NOTE J - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carryforward as of May 31, 2006 totals approximately $162,000. These carry forwards, which will be available to offset future taxable income, expire beginning in May 31, 2024.

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

CRT HOLDINGS, INC.
(f/k/a USAS Digital, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE K - STOCKHOLDERS' EQUITY

The computation of diluted loss per share for the twelve months ended May 31, 2006 does not include shares from potentially dilutive securities as the assumption of conversion or exercise of these would have an antidilutive effect on loss per share. In accordance with generally accepted accounting principles, diluted loss per share is calculated using the same number of potential common shares as used in the computation of loss per share before extraordinary items.

NOTE L - DEFERRED TAX ASSET

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets is
as follows:                                              MAY 31, 2006

       Loss carry forward for tax purposes             $    162,000
                                                       ================
       Deferred tax asset (34%)                              55,000
       Valuation allowance                                  (55,000)

       Net deferred tax asset                          $          -

                                                       ================
No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of May 31, 2006 was approximately $162,000. These carry-forwards, which will be available to offset future taxable income, will expire through the year 2024.

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward had been fully reserved.

NOTE M - RELATED PARTY TRANSACTIONS

The Company has loans payables due to related company entities. eCom eCom.com, Inc. is owed $228 for funds advanced to the Company for it's operations. AAB National Company is owed $300. American Capital Holdings, Inc. is owed $26,671. Click to Raffle.com is owed $800. United States Financial Group, Inc. is owed $11,979.

The Company is allocated certain expenses such as rent, travel and office & administrative that are paid on behalf of the Company by American Capital Holdings, Inc., a company that is related to the Company by mutual stockholders and Directors. The total expenses allocated to the Company in the twelve months ended May 31, 2006 is approximately $96,000. A portion of the liabilities payable to American Capital, $68,198 are converted to common stock and paid in capital at the end of each reporting period.

CRT HOLDINGS, INC.
(f/k/a USAS Digital, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE N - RECENT ACCOUNTING PRONOUNCEMENTS

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

CRT HOLDINGS, INC.
(f/k/a USAS Digital, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE N - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

NOTE O - NAME CHANGE

The Company changed its name to CRT Holdings, Inc. on November 30, 2005 to better reflect the Company's future business activities.

NOTE P - COMMON STOCK

American Capital Holdings, Inc., a related company in that it was also a company spun off from eCom eCom.com, Inc., acquired 5 million shares of CRT Holdings, Inc. common stock on May 31, 2005 for $50,000. See Note A. American Capital Holdings, Inc. then distributed the 5 million common shares to its shareholders in the form of a dividend. The 6,819,882 common shares of CRT Holdings, Inc. distributed to American Capital Holdings, Inc. as partial payment of its accounts payable were also distributed to the stockholders, prorata, of American Capital Holdings on August 7, 2006, see note Q. By definition, CRT Holdings, Inc. is not a wholly owned subsidiary of American Capital Holdings, Inc. in that American Capital Holdings does not directly or indirectly own over fifty (50) percent of the outstanding voting shares of CRT Holdings, Inc.

NOTE Q - SHAREHOLDER LOAN, RELATED COMPANY ACCOUNTS PAYABLE

The Company had a portion of its prior and current years accounts payable such as rent, administrative costs, tax preparation, SEC filing costs, etc. paid by a related company for the benefit of CRT Holdings, Inc. The related company invoiced CRT Holdings, Inc for the expenses it paid throughout the year on its behalf. In the year ended May 31, 2006, CRT Holdings, Inc reduced a portion of its outstanding accounts payable to the related company by $68,198 by issuing the company 6,819,882 shares of its common voting shares. See Note P relating to the distribution of these shares. The Company has an outstanding balance due to American Capital Holdings, Inc. of $26,948 at May 31, 2006.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the last two fiscal years, the Company has not had any changes in or disagreements with its accountants.

CRT HOLDINGS, INC.
(f/k/a USAS Digital, Inc.)
(A Development Stage Company)

ITEM 8A.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, based on an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Chief Executive and Chief Financial Officer of the Company has concluded that the Company's disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC's rules and forms.

There were no changes in the Company's internal controls over financial reporting during the year ended May 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS

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

On November 25, 2005 the Board of Directors of the Company held a board meeting to approve the name change of USAS Digital, Inc. to CRT Holdings, Inc. and the following persons accepted the nomination to serve as officers of the
Corporation: Francis C. Hargarten, Director, John D. Pezold, Director, George
W. Jeter, Director, Christopher M. Kiggins, Director, John C. Martin, II, Director, Frank B. Schley, III, Director, Tracey Sayers, Director. The Board of Directors of the Company also approved the removal of the following persons as Directors of the Corporation: Christopher J. Dillon and Linda A. Pellecchia.

CRT HOLDINGS, INC.
(f/k/a USAS Digital, Inc.)
(A Development Stage Company)

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS (CONTINUED)

Name                        Age                       Positions Held


Barney A. Richmond          54                  Chairman/President/Secretary
                                                         Director
Richard C. Turner           46                  Treasurer/Director
Francis C. Hargarten        52                  Director
John D. Pezold              64                  Director
George W. Jeter             72                  Director
Christopher M. Kiggins      50                  Director
John C. Martin,II           53                  Director
Frank B. Schley, III        50                  Director
Tracy Sayers                43                  Director

Barney A. Richmond has been President and a Director of the Company since February 2005. From 1985 to the present, Mr. Richmond has been an independent advisor and investor in assisting companies, as well as individuals, regarding public offerings, mergers, reverse mergers and a variety of corporate financing issues. Mr. Richmond has also been an investor in numerous reorganizations and business turnarounds, including many substantial bankruptcy reorganizations.

Mr. Richmond has been a member of the Boards of Directors of the Richmond Company, Inc., Benny Richmond, Inc., 877 Management Corporation, King Technologies, Inc., King Radio Corporation, United States Financial Group, Inc., JSV Acquisition Corporation, Chase Capital, Inc., Berkshire
International, Inc. and Dunhall Pharmaceuticals, Inc.

Richard C. Turner has been Treasurer and Director of the Company since February 2005. From September 1990, until May 2001, Mr. Turner was employed as an accountant by Glenn G. Schanel, CPA, where he was responsible for corporate and individual tax returns, business write-up services, and business consulting services, including computer and database management. Prior to 1990, Mr. Turner was Vice President of Finance at First American Bank, Lake Worth, Florida, reporting, budgeting and cost accounting.

Mr. Francis C. Hargarten has held various management positions in the manufacturing sector for over 25 years, including general management responsibility as executive vice president for Plicon Corporation. He has been associated with the Company since it was founded in March of 1998 and also had recently held the position of CEO and Chairman for a small publicly traded company. Currently Mr. Hargarten is CEO of the Company and also acts as the Company's Corporate Secretary.

Mr. Hargarten graduated from Columbus State University with a B.S. in Business Administration (minor in Accounting) in 1982. In 1987, he received an Executive M.B.A. from Georgia State University with an emphasis in General Management.

Mr. John D. Pezold is the President and owner of Pezold Management Inc. in Columbus, Georgia which operates 18 McDonald's franchises in the Columbus, Georgia area.

CRT HOLDINGS, INC.
A Development Stage Enterprise

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS (CONTINUED)

Mr. Pezold also operates diversified local businesses including: Energy Solutions, a distributor of earth-friendly, energy saving equipment; Georgia Geothermal, a geothermal application design and installation company; CSG Aviation, a full service Fixed Base air charter company; Valley Hospitality, a hotel management company; Four JS, LLLP a real estate holding company; Pezold Family Foundation, a charitable foundation; and lightspeed Data Links, an internet and internet application service provider. Mr. Pezold along with fellow Director Mr. Jeter, own Denim North America, a boutique manufacturer of high-end specialty denim products.

Mr. Pezold serves on the board of directors for the State of Georgia Technical and Adult Education; the Columbus Tech Foundation; Columbus Regional Healthcare Foundation; Columbus Chamber of Commerce; National Infantry Foundation; and the Columbus Convention and Visitors Bureau. Mr. Pezold is the Chairman of the Ronald McDonald's House of West Georgia; past honorary Chairman of the Children's Miracle Network; former Chairman of the Columbus Airport Commission; and former chairman of Teen Challenge of Georgia; a program for troubled youths. Mr. Pezold is also a board member of Northstar Industries.

A graduate of St. Louis University in St. Louis, Missouri, with a B.S. degree in Accounting, Mr. Pezold became a certified public accountant in 1971. He served in the U.S. Army from 1966 to 1968.

Mr. George W. Jeter a prominent businessman in the Columbus, Georgia area, Mr. Jeter held various supervisory/management positions with the Internal Revenue Service/Treasury Department from 1959-69. In 1969 Mr. Jeter was hired by AFLAC, Inc. and advanced to the position of Executive Vice President and Chief Financial Officer of AFLAC, Inc. and all of its affiliates. During his tenure AFLAC progressed to evolve as one of the major global providers of supplemental insurance.

From 1986 to Present, Mr. Jeter has served in various positions including:
Consultant to AFLAC, Inc., a member of the Board of Directors of Southtrust Bank, Partner in Golden Corral Restaurants, Trustee of Columbus State University Foundation, along with several other board and trustee positions in medical, insurance and service organizations throughout the Columbus, Georgia area. Mr. Jeter along with fellow Director Mr. Pezold, own Denim North America, a boutique manufacturer of high-end specialty denim products.

Mr. Jeter attended the University of Alabama and graduated with a Bachelor of Science degree in Accounting in 1957. Mr. Jeter then spent several years serving as an U.S. Army Officer.

Mr. Christopher M. Kiggins, M.D. is President of Anesthesia Associates of Columbus, PA. He is a board certified practicing Anesthesiologist in Columbus, Georgia, at St. Francis Hospital. He has served as Chairman of the Anesthesia Department and as Chairman of the Infection Control committee. Dr. Kiggins has also served as Chairman of the Chattahoochee River Keeper Board. Dr. Kiggins has been an investor in several business start ups, including the biotech company Insmed which went public in 1998.

CRT HOLDINGS, INC.
(f/k/a USAS Digital, Inc.)
(A Development Stage Company)

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS (CONTINUED)

He is a 1978 graduate of University of Georgia with a B.BA in Finance. Dr. Kiggins obtained his medial degree from The University of Virginia School of Medicine in 1985. He was a member of several academic honor societies including Alpha Omega Alpha and the Raven Society.

John C. Martin, II is CEO of Logical Solutions, Inc., a technology company located in Columbus, Georgia that develops and markets Point-of-Sale equipment and electronic payment services with customers in 30 states. Mr. Martin has 28 years of business, management, and entrepreneurial experience. Logical Solutions, Inc. was co-founded by Mr. Martin in 1981 and Mr. Martin currently maintains investments and governance responsibilities in several successful privately held companies. Mr. Martin is a 1976 graduate of Davidson College, with a B.A. in History, with emphasis in Accounting and Economics.

Mr. Frank B. Schley, III is currently the President of Four Star Associates, Inc. has been since 1988. FSA designs, develops and markets software solutions for business problems to a variety of industries, healthcare, timber, education and financial management. Mr. Schley was President of Health Care Data Systems, Inc. from June 1980 to August of 1989. Before opening his own software business Mr. Schley was the Control Systems Programming Engineer for Pratt & Whitney Aircraft.

Mr. Schley received a Bachelor of Science, in Electrical Engineering from Yale University in 1978. He has various Professional Training Courses in software design and mainframe servers as well as the programming languages. His specialty is communication with management and staff in the translation of requirements from one to the other in the computer world.

Mr. Tracy Sayers has a BBA, in Finance from North Georgia College and a MBA in International Marketing. He is currently employed with The Pezold Companies as Manager within operating companies including: hotel operations and development of Hampton Inns, Marriott Hotels, Ramada Limited and Econo-Lodges properties. Geothernal design and Installation Company and General Aviation fixed based operations and Denim North America. Mr. Sayers was the former Director of Development for Columbus Regional Healthcare System.

Mr. Sayers is active in the Columbus area with Columbus Rotary Club, Boy Scouts Advisory Board, he is the Past President of the Ronald McDonald House of West Georgia. Mr. Sayers is on the Board of Directors of Denim North America, LLC and the Board of Directors of the Ronald McDonald House of West Georgia.

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

CRT HOLDINGS, INC.
(f/k/a USAS Digital, Inc.)
(A Development Stage Company)
ITEM 10.  EXECUTIVE COMPENSATION

No other executive officer currently receives compensation from the Company.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of the date of this filing, there are a total of 13,319,385 shares of the Company's stock outstanding, all of which are common stock. The table below shows the number of shares of common stock held by (a) each director and executive officer of the Company, (b) the directors and executive officers of the Company as a group, and (c) each person known by us to be the beneficial owner of more than 5% of the Company's outstanding stock.
                                              Number of         % of Shares
Name and Address                              Shares Owned      Outstanding

Barney A. Richmond, Director & President (1)   7,018,927           52.7%
601 Seafarer Circle
Jupiter, FL

Richard C. Turner, Director, Treasurer (2)
& Chief Financial Officer                        188,931            1.4%
4200 Oak Street
Palm Beach Gardens, FL

Francis C. Hargarten, Director                         0              0
5224 Miller Road, Suite 7A
Columbus, GA

George W. Jeter, Director                              0              0
5224 Miller Road, Suite 7A
Columbus, GA

Christopher M. Kiggins, Director                       0              0
5224 Miller Road, Suite 7A
Columbus, GA

John C. Martin, Director                               0              0
5224 Miller Road, Suite 7A
Columbus, GA

Frank B. Schley, Director                              0              0
5224 Miller Road, Suite 7A
Columbus, GA

Tracy Sayers, Director                                 0              0
5224 Miller Road, Suite 7A
Columbus, GA

Jeff Berkowitz                                 1,030,696             7.7%
11604 150th Court North
Jupiter, FL 33478                             -----------        ----------


All Directors & Executive Officers
     as a group (9 persons)                    7,207,858            54.1%

CRT HOLDINGS, INC.
(f/k/a USAS Digital, Inc.)
(A Development Stage Company)

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (CONTINUED)

(1) Includes a stock dividend of 4,889,341 shares distributed on August 11, 2006 by American Capital Holdings based on Mr. Richmond being a Shareholder of Record on May 31, 2005, August 31, 2005, November 30, 2005 and
February 28, 2006.

(2) Includes a stock dividend of 141,737 shares distributed on August 11, 2006 by American Capital Holdings based on Mr. Turner being a Shareholder of Record on May 31, 2005, August 31, 2005, November 30, 2005 and February 28, 2006.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTION

There have been no transactions, and there are no proposed transactions, between the Company and any of its Directors, executive officers or beneficial owners of five percent or more of the Company's Common Stock, or any member of their immediate families, as to which the Director, officer, beneficial owner, or family member had a material interest.



ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit No.           Description

     Exhibit 3.1 Amended Articles of Incorporation of the Company filed November 30, 2005 (incorporated by reference to the Company's Form 10QSB, filed on January 17, 2006)


     Exhibit 3.2 Bylaws of the Company (incorporated by reference to the Company's Form 10SB)

     Exhibit 31.1 Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CEO

     Exhibit 31.2 Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CFO

     Exhibit 32       Section 1350 Certification

(b) Reports on Form 8-K:
    The Company filed no reports on Form 8-K during the period covered by this report.

This release contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Actual events or results may differ materially from those discussed in such forward-looking statements.

CRT HOLDINGS, INC.
(f/k/a USAS Digital, Inc.)
(A Development Stage Company)

ITEM 14.  PRINCIPLE ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to the Company for professional services rendered for the audit of the Company's annual financial statements, review of the Company's quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was $1,148 for the fiscal year ended May 31, 2005, and $10,998 for the fiscal year ended May 31, 2006.

Other Fees.

Other fees billed to the Company by accountants for consultation services, research and client assistance totaled $0 for the fiscal year ended
May 31, 2006, and $225 for the fiscal year ended May 31, 2005.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRT HOLDINGS, INC.
(Registrant)

By   /s/ Barney A. Richmond

     Barney A. Richmond, Chief Executive Officer
Date: August 25, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By   /s/ Barney A. Richmond

     Barney A. Richmond, Chief Executive Officer
Date: August 25, 2006

By   /s/ Richard C. Turner

     Richard C. Turner, Chief Financial Officer
Date: August 25, 2006

CRT HOLDINGS, INC.
(f/k/a USAS Digital, Inc.)
(A Development Stage Company)

Exhibit 31.1

I, Barney A. Richmond, certify that:

(1) I have reviewed this Annual Report on Form 10-KSB of CRT HOLDINGS, INC.;

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

(4) The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the company, particularly during the period in which this report is prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer'smost recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

(5) The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

CRT HOLDINGS, INC.
(f/k/a USAS Digital, Inc.)
(A Development Stage Company)

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: August 25, 2006

     /s/ Barney A. Richmond

     Barney A. Richmond, Chief Executive Officer


Exhibit 31.2

I, Richard C. Turner, certify that:

(1) I have reviewed this Annual Report on Form 10-KSB of CRT HOLDINGS, INC.;

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

(4) The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) for the small business issuer and have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within the company, particularly during the period in which this report is prepared;

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

CRT HOLDINGS, INC.
(f/k/a USAS Digital, Inc.)
(A Development Stage Company)

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

Date: August 25, 2006

     /s/ Richard C. Turner

     Richard C. Turner, Chief Financial Officer


Exhibit 32

In connection with the Annual Report of CRT HOLDINGS, INC.(the "Company") on Form 10-KSB for the period ending May 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Barney A. Richmond, President of the Company, and Richard C. Turner, Treasurer of the Company, certify, pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

     /s/ Barney A. Richmond

     Barney A. Richmond, Chief Executive Officer
     August 25, 2006

     /s/ Richard C. Turner

     Richard C. Turner, Chief Financial Officer
     August 25, 2006

CRT HOLDINGS, INC.
(f/k/a USAS Digital, Inc.)
(A Development Stage Company)


[A signed original of this written statement required by Section 906 has been provided to CRT HOLDINGS, INC. and will be retained by CRT HOLDINGS, INC. and furnished to the Securities and Exchange Commission or its staff upon request.]

Exhibits to Form 10-KSB will be provided to shareholders of the Registrant upon written request addressed to CRT HOLDINGS, INC., 100 Village Square Crossing, Suite 202, Palm Beach Gardens, Florida 33410. Any exhibits furnished are subject to a reasonable photocopying charge.

The Securities and Exchange Commission has not approved or disapproved of this Form 10-KSB nor has it passed upon its accuracy or adequacy.