Form 10QSB
period 2006-11-30
CRT HOLDINGS, INC.
filed 2007-03-23
CIK 1321508

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  Form 10-QSB
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2006
File Number 000-51424


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


CRT HOLDINGS,INC.                FORM 10-QSB                NOVEMBER 30, 2006
(f/k/a USAS Digital, Inc.)
A Development Stage Enterprise

                                   INDEX
                                                                   PAGE NO.
PART I       FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS
          Report of Independent Registered Public Accounting Firm... 3

          Balance Sheets:
           November 30, 2006 and May 31, 2006 ...................... 4

          Statements of Operations:
           Six Months Ended November 30, 2006 and 2005 and from
           Inception, December 8, 2003 through November 30, 2006 ... 5

          Statements of Operations:
           Three Months Ended November 30, 2006 and 2005 ........... 6

          Statement of Changes in Shareholders' Equity from
           Inception December 8, 2003, through November 30, 2006 ... 7

          Statement of Cash Flows
           Three Months Ended November 30, 2006 and 2005 and from
           Inception December 8, 2003 through November 30, 2006 .... 8

          Notes to Financial Statements............................. 10

ITEM 2 Management's Discussion and Analysis or Plan of Operation.....16

ITEM 3 Controls and Procedures.......................................22


PART II      OTHER INFORMATION

ITEM 1 Legal Proceedings.............................................23

ITEM 2 Unregistered Sales of Equity Securities and Use of
       Proceeds......................................................23

ITEM 3 Defaults Upon Senior Securities...............................23

ITEM 4 Submission of Matters to a Vote Of Security Holders ..........23

ITEM 5 Subsequent Events.............................................23

ITEM 6 Exhibits......................................................23

SIGNATURES AND CERTIFICATIONS........................................24

                  Wieseneck, Andres & Company, P.A.
                   Certified Public Accountants
                   772 U.S. Highway 1, Suite 100
                  North Palm Beach, Florida 33408
                          (561) 626-0400


Thomas B. Andres, C.P.A.*, C.V.A.                 FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
CRT Holdings, Inc.
(f/k/a USAS Digital, Inc.)
A Development Stage Enterprise
Jupiter, Florida

We have reviewed the accompanying balance sheets of CRT Holdings, Inc., (f/k/a USAS Digital, Inc.) a Development Stage Enterprise, as of November 30, 2006 and May 31, 2006, and the related statements of operations for six month periods ended November 30, 2006 and 2005 and from Inception, December 8, 2003, through November 30, 2006, the related statements of operations for three month periods ended November 30, 2006 and 2005, the statement of changes in stockholders' equity from December 8, 2003 through November 30, 2006 and the statement of cash flows for the six month periods ended November 30, 2006 and 2005 and Inception, December 8, 2003 through November 30, 2006. These financial statements are the responsibility of the company's management.

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



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach, Florida
March 23, 2007

CRT HOLDINGS,INC.
(f/k/a USAS Digital, Inc.)
A Development Stage Enterprise
BALANCE SHEETS
(UNAUDITED)
                                      NOVEMBER 30, 2006       MAY 31, 2006
                                         ------------         ------------
ASSETS
  Current Assets
    Cash and Cash Equivalents            $       514          $        84
    Prepaid Expense                                8                5,008
    Loan Receivable Related Party              4,000                4,000
                                          ----------          -----------
       Total Current Assets                     4,522                9,092
                                          ----------          -----------
       Property & Equipment, Net                  550                  668
                                          ----------          -----------
TOTAL ASSETS                             $     5,072          $     9,760
                                          ==========          ===========

LIABILITIES & STOCKHOLDERS' EQUITY
  Liabilities
   Current Liabilities
    Accounts Payable                     $    15,206          $    12,268
    Loans Payable                              1,377               13,079
    Shareholder Loans Payable                      -               26,948
                                          ----------          -----------
     Total Current Liabilities                16,583               52,295
                                          ----------          -----------
    Total Liabilities                         16,583               52,295
                                          ----------          -----------
    Stockholders' Equity
     Common Stock $.01 par value:
       300 million shares authorized;
       Shares issued and outstanding:
       23,056,949 at November 30, 2006
       and 13,319,385 at May 31, 2006         230,569              133,194
       Paid-in Capital                         (3,811)              (3,811)
       Deficit Accumulated during
       the Development Stage                 (238,269)            (171,918)
                                          -----------          -----------
    Total Stockholders' Equity               (11,511)             (42,535)
                                          -----------          -----------
TOTAL LIABILITIES
 & STOCKHOLDERS' EQUITY                  $     5,072          $     9,760
                                         ===========          ===========

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

CRT HOLDINGS,INC.
(f/k/a USAS Digital, Inc.)
A Development Stage Enterprise
STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2006 AND 2005
AND FROM INCEPTION, DECEMBER 8, 2003, THROUGH NOVEMBER 30, 2006
(UNAUDITED)
                                                                 INCEPTION
                                                             DECEMBER 8, 2003
                                                                  THROUGH
                                 2006            2005       NOVEMBER 30, 2006
                            ------------    ------------      ------------
Revenues
  Net Sales                  $        -      $        -        $        -
  Cost of Sales                     118             118               634
                            ------------    ------------      ------------
    Gross Profit                   (118)           (118)             (634)

Operating Expenses
  General and Administrative     65,547          69,052           236,441
                            ------------    ------------      ------------
    Total Operating Expenses     65,547          69,052           236,441
                            ------------    ------------      ------------
    Loss from Operations        (65,665)        (69,170)         (237,075)
  Interest Expense                  686               -             1,194
                            ------------    ------------      ------------
Net Loss                    $   (66,351)     $  (69,170)       $ (238,269)
                            ============    ============      ============

Basic and Diluted
  Net Loss per Common Share $     (.004)     $    (.009)
                            ============    ============

Weighted Average Shares
            Outstanding      18,188,167       7,768,722
                            ============    ============



Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

CRT HOLDINGS,INC.
(f/k/a USAS Digital, Inc.)
A Development Stage Enterprise
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2006 AND 2005
(UNAUDITED)

                                       2006               2005
                                  ------------       ------------
Revenues
  Net Sales                        $        -         $        -
  Cost of Sales                            59                 59
                                  ------------       ------------
    Gross Profit                          (59)               (59)

Operating Expenses
  General and Administrative           18,322             17,181
                                  ------------       ------------
    Total Operating Expenses           18,322             17,181
                                  ------------       ------------
    Loss from Operations              (18,381)           (17,240)
  Interest Expense                        289                  -
                                  ------------       ------------
Net Loss                           $  (18,670)        $  (17,240)
                                  ============       ============

Basic and Diluted
  Net Loss per Common Share        $    (.001)        $    (.002)
                                  ============       ============

Weighted Average Shares
            Outstanding            22,265,699         10,013,402
                                  ============       ============

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

CRT HOLDINGS,INC.
(f/k/a USAS Digital, Inc.)
A Development Stage Enterprise
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM INCEPTION, DECEMBER 8, 2003, THROUGH NOVEMBER 30, 2006
(UNAUDITED)
                         Number    At Par    Add'l                  Total
                           of      Value    Paid In  Accumulated  Stockholder
                         Shares     $.01    Capital   (Deficit)     Equity
Balance,               ---------  --------  --------  ---------   -----------
  December 8, 2003             0  $      0  $      0  $       0   $        0

Issuance of Common
  Stock to eCom eCom           1         -         -          -            -

Asset Distribution
 from eCom                     -         -     1,184          -        1,184

Cancellation of Common
  Stock by eCom eCom          (1)        -         -          -            -

Issuance of
  Common Stock to
  eCom eCom
  Shareholders           499,503     4,995    (4,995)         -            -

Net Loss 2004                  -         -         -       (199)        (199)

Sale of Common Stock
  (See Note O)         5,000,000    50,000         -          -       50,000

Net Loss 2005                  -         -         -    (37,942)     (37,942)

Convert Related Party
  Debt to Common Stock
  (See Note P)         6,819,882    68,198         -          -       68,198

Convert Professional
  Fees to Common Stock 1,000,000    10,000         -          -       10,000

Net Loss 2006                  -         -         -   (133,777)    (133,777)

Convert Related Party
  Debt to Common Stock
  (See Note P)         8,887,564    88,876         -          -       88,876

Convert Professional
  Fees to Common Stock   850,000     8,500         -          -        8,500

Net Loss Year-to-Date          -         -         -    (66,351)     (66,351)
                       ----------  --------  --------  ---------   ----------
Balance,
  November 30, 2006    23,056,949  $230,569  $(3,811)  $(238,269)  $ (11,511)
                       ==========  ========  ========  ==========  ==========
Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                      7
CRT HOLDINGS, INC.
(f/k/a USAS Digital, Inc.)
A Development Stage Enterprise
STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2006 AND 2005
AND FROM INCEPTION, DECEMBER 8, 2003, THROUGH NOVEMBER 30, 2006
(UNAUDITED)

                                                                 INCEPTION
                                                              DECEMBER 8, 2003
                                                                  THROUGH
                                         2006         2005    NOVEMBER 30, 2006
                                    ----------   ----------     -----------
Cash Flows From Operating Activities
  Cash received from customers      $        -   $        -     $        -
  Cash paid to suppliers of goods
      and services                     (58,295)      (6,157)       (152,825)
  Income taxes paid                          -            -               -
  Interest paid                              -            -               -
  Interest received                          -            -               -
                                    ----------   ----------     -----------
   Net Cash Flows Used in
       Operating Activities            (58,295)      (6,157)       (152,825)
                                    ----------   ----------     -----------
Cash Flows From Investing Activities         -            -               -
                                    ----------   ----------     -----------
   Net Cash Flows Used in
        Investing Activities                 -            -               -

Cash Flows From Financing Activities
  Sale of Common Stock                  97,376            -         147,376
  Proceeds of loans from shareholders        -            -               -
  Repayment of loans
      to related parties               (38,651)     (38,000)         (2,065)
  Loans from related parties                 -            -          12,028
  Loans to related company                   -       (4,000)         (4,000)
                                    ----------   ----------     -----------
   Net Cash Flows Provided By
       (Used In) Financing Activities   58,725      (42,000)        153,339
                                    ----------   ----------     -----------
Net Increase / (Decrease) in Cash          430      (48,157)            514

Cash and Cash Equivalents at
 Beginning of Period                        84       50,097               0
                                    ----------   ----------     -----------
Cash and Cash Equivalents at
 End of Period                      $      514   $    1,940     $       514
                                    ==========   ==========     ===========

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

CRT HOLDINGS, INC.
(f/k/a USAS Digital, Inc.)
A Development Stage Enterprise
STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED
NOVEMBER 30, 2006 AND 2005
(UNAUDITED)

Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities


                                                   2006               2005
                                              ------------       ------------

  Net Income (Loss)                           $   (66,351)       $   (69,170)

  Add items not requiring outlay of cash:
   Depreciation                                       118                125
   Convert related party debt to equity                 -                  -
   Convert professional fees to equity                  -             57,246

 Cash was increased by:
   Decrease in prepaid assets                       5,000                  -
   Increase in accounts payable                     2,938              5,642

 Cash was decreased by:
   Decrease in accounts payable                         -                  -
   Increase in prepaid assets                           -                  -
                                              ------------       ------------
      Net Cash Flows Used in
       Operating Activities                   $   (58,295)       $    (6,157)
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

NOTE D - PROPERTY AND EQUIPMENT

Equipment is recorded at cost and is being depreciated over its estimated useful life of seven years. Accumulated depreciation through November 30, 2006 and 2005 is $634 and $397.

Depreciation expense for the six month periods ended November 30, 2006 and 2005 is $118 and $118, respectively, and is included in the cost of sales.

NOTE E - PREPAID EXPENSES

The Company has prepaid expenses at November 30, 2006 and May 31, 2006 in the amounts of $8 and $5,008 which consist of professional consulting fees paid in advance.

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

CRT HOLDINGS, INC.
(f/k/a USAS Digital, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE G - SHAREHOLDER LOANS PAYABLE

The Loans Payable in the amounts of $1,377 and $13,079 at November 30, 2006 and May 31, 2006, respectively, are non-interest bearing, non-collateralized and due on demand.

The Shareholder Loans Payable at May 31, 2006 in the amount of $26,948 were non-interest bearing, non-collateralized and due on demand.

NOTE H - DEVELOPMENT STAGE ENTERPRISE

The Company has been and is currently in the development stage. It is the intention of management to merge or acquire a company engaged in an energy type of business.

NOTE I - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carryforward as of November 30, 2006 totals approximately $226,000. These carry forwards, which will be available to offset future taxable income, expire beginning in 2024. See Note K.

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

NOTE J - STOCKHOLDERS' EQUITY

The computation of diluted loss per share does not include shares from potentially dilutive securities as the assumption of conversion or exercise of these would have an antidilutive effect on loss per share. In accordance with generally accepted accounting principles, diluted loss per share is calculated using the same number of potential common shares as used in the computation of loss per share before extraordinary items.

CRT HOLDINGS, INC.
(f/k/a USAS Digital, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE K - DEFERRED TAX ASSET

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets are as follows:
                                                      NOVEMBER 30, 2006

       Loss carry forward for tax purposes             $       226,000
                                                       ================
       Deferred tax asset (34%)                                 76,840
       Valuation allowance                                     (76,840)
                                                       ----------------
       Net deferred tax asset                          $            -
                                                       ================

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.

NOTE L - RELATED PARTY TRANSACTIONS

The Company has loans payable due to related company entities. eCom eCom.com, Inc. is owed $228 for funds advanced to the Company for its operations. AAB National Company is owed $300. Click to Raffle.com is owed $800.

The Company is allocated certain expenses such as rent, travel and office & administrative that are paid on behalf of the Company by American Capital Holdings, Inc., a company that is related to the Company by mutual stockholders and directors. The total of expenses allocated to the Company in the six months ended November 30, 2006 is $26,572. A portion or all of the liabilities payable to American Capital are converted to common stock and paid in capital at the end of each reporting period.

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

Statement of Financial Accounting Standards No. 151, Inventory Costs, is an amendment of ARB No. 43, Chapter 4 and is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. This statement amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense,
                                      13
CRT HOLDINGS, INC.
(f/k/a USAS Digital, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE M - RECENT ACCOUNTING PRONOUNCEMENTS - (CONTINUED)

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

NOTE O - COMMON STOCK

American Capital Holdings, Inc., a related company in that it was also a company spun off from eCom eCom.com, Inc., acquired 5 million shares of CRT Holdings, Inc. common stock on May 31, 2005 for $50,000. See Note A. American Capital Holdings, Inc. then distributed the 5 million common shares to its shareholders in the form of a dividend. The 6,819,882 common shares of CRT Holdings, Inc. distributed to American Capital Holdings, Inc. as partial payment of its accounts payable during the year ended May 31, 2006 were also distributed to the stockholders, prorata, of American Capital Holdings on August 7, 2006. See note P. By definition, CRT Holdings, Inc. is not a wholly owned subsidiary of American Capital Holdings, Inc. in that American Capital Holdings does not directly or indirectly own over fifty (50) percent of the outstanding voting shares of CRT Holdings, Inc.
                                       15
CRT HOLDINGS, INC.
(f/k/a USAS Digital, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE P - SHAREHOLDER LOAN, RELATED COMPANY ACCOUNTS PAYABLE

The Company had a portion of its prior and current quarter accounts payable such as rent, administrative costs, tax preparation, SEC filing costs, etc. paid by a related company, American Capital Holdings, Inc., for the benefit of CRT Holdings, Inc. The related company invoiced CRT Holdings, Inc. for the expenses it paid throughout the period on its behalf. In the year ended May 31, 2006, CRT Holdings, Inc. reduced a portion of its outstanding accounts payable to the related company by $68,198 by issuing the company 6,819,882 shares of its common voting shares. See Note O relating to the distribution of these shares. During the current six-month period, the Company issued an additional 5,230,582 shares to the related company to pay for the remainder of its accounts payable. The Company has an outstanding balance due to American Capital Holdings, Inc. of $0 at November 30, 2006.


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


                                      16

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


                                      17
CRT HOLDINGS, INC.
(f/k/a USAS Digital, Inc.)
(A Development Stage Company)

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


                                      18
CRT HOLDINGS, INC.
(f/k/a USAS Digital, Inc.)
(A Development Stage Company)

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

                                      19
CRT HOLDINGS, INC.
(f/k/a USAS Digital, Inc.)
(A Development Stage Company)

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


RESULTS OF OPERATIONS
---------------------
Comparison of the six months ended November 30, 2006
with the six months ended November 30, 2005
-------------------------------------------------------------------
Revenue for the six month periods ended November 30, 2006 and November 30, 2005 was $0.

Cost of sales, which consists of depreciation expense, was $118 for both six month periods.

Operating expenses for the six months ended November 30, 2006 totaled $(65,547) compared to $(69,052) for the six months ended November 30, 2005. These charges consisted of general and administrative expenses which declined from the prior year period because costs associated with bringing the Company current with certain administrative requirements, including SEC filings, were greater during the prior year time period.
                                      20
CRT HOLDINGS, INC.
(f/k/a USAS Digital, Inc.)
(A Development Stage Company)

Interest expense of $686 was recorded in the current six-month period compared to $0 in the corresponding prior year period.

As a result of the incurrence of the administrative expenses, depreciation and interest expense without the realization of revenues, the net loss for the six months ended November 30, 2006 was $(66,351) versus a net loss of $(69,170) recorded in the six months ended November 30, 2005.

Comparison of the three months ended November 30, 2006
with the three months ended November 30, 2005
-------------------------------------------------------------------
Revenue for the three month periods ended November 30, 2006 and November 30, 2005 was $0.

Cost of sales, which consists of depreciation expense, was $59 for both three month periods.

Operating expenses for the three months ended November 30, 2006 totaled $(18,322) compared to $(17,181) for the three months ended November 30, 2005. These charges consisted of general and administrative expenses which increased from the prior year period due to increased consulting fees.

Interest expense of $289 was recorded in the current three-month period compared to $0 in the corresponding prior year period.

As a result of the incurrence of the administrative expenses, depreciation and interest expense without the realization of revenues, the net loss for the three months ended November 30, 2006 was $(18,670) versus a net loss of $(17,240) recorded in the three months ended November 30, 2005.

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








                                      21

CRT HOLDINGS, INC.
(f/k/a USAS Digital, Inc.)
A Development Stage Enterprise

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

                                      22

CRT HOLDINGS, INC.
(f/k/a USAS Digital, Inc.)
A Development Stage Enterprise

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

  99.2 June 14, 2005 Interim Order for Post Petition $100,000 eCom Debtor-In-Possession financing provided by American Capital Holdings.

  99.3 July 18, 2005 letter from the Securities and Exchange Commission asking USAS Digital Inc. to provide legal analysis for their "spin-off" share issuance.



                                       23
CRT HOLDINGS, INC.
(f/k/a USAS Digital, Inc.)
A Development Stage Enterprise

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

March 23, 2007                          By: /s/ Barney A. Richmond
                                              Barney A. Richmond,
                                              Chief Executive Officer

March 23, 2007                          By: /s/ Richard C. Turner
                                              Richard C. Turner,
                                              Chief Financial Officer




















                                      24
SIGNATURES AND CERTIFICATIONS
EXHIBIT 31.1
CERTIFICATION REQUIRED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

Date: March 23, 2007
/s/ Barney A. Richmond
Barney A. Richmond
President                             25
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

Date: March 23, 2007
/s/ Richard C. Turner
Richard C. Turner
Chief Financial Officer
                                      26
EXHIBIT 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Registration Statement of CRT HOLDINGS, Inc. (f/k/a USAS Digital, Inc.), a Florida corporation (the "Company"), on Form 10-QSB for the period ended November 30, 2006 as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, President of the Company, and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350, that to his knowledge:

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






                                      27