Form 10QSB
period 2007-02-28
CRT HOLDINGS, INC.
filed 2007-05-11
CIK 1321508

SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  Form 10-QSB
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2007
File Number 000-51424


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


                                (561) 745-6789
                ----------------------------------------------
               (Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                                 Yes [ X ] No [   ]

As of February 28, 2007 the issuer had 24,519,449 shares of common stock, $.01 Par Value, outstanding.

Transitional Small Business Disclosure format:   Yes [  ] No [ X ]


On March 3, 2005 USAS DIGITAL, INC. received Cusip Number: 90341K104

On March 23, 2005 USAS DIGITAL, INC. received CIK Number: 0001321508


(USAS Digital, Inc. changed its name to CRT Holdings, Inc. on November 30,
2005.)


CRT HOLDINGS,INC.                FORM 10-QSB                FEBRUARY 28, 2007
(f/k/a USAS Digital, Inc.)
A Development Stage Enterprise

                                   INDEX
                                                                   PAGE NO.
PART I       FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS
          Report of Independent Registered Public Accounting Firm..... 3

          Balance Sheets:
           February 28, 2007 and May 31, 2006 ........................ 4

          Statements of Operations:
           Nine Months Ended February 28, 2007 and 2006 and from
           Inception, December 8, 2003, through February 28, 2007 .... 5

          Statements of Operations:
           Three Months Ended February 28, 2007 and 2006 ............. 6

          Statement of Changes in Shareholders' Equity from
           Inception, December 8, 2003, through February 28, 2007 .... 7

          Statement of Cash Flows
           Nine Months Ended February 28, 2007 and 2006 and from
           Inception, December 8, 2003, through February 28, 2007 .... 8

          Notes to Financial Statements.............................. 10

ITEM 2 Management's Discussion and Analysis or Plan of Operation......16

ITEM 3 Controls and Procedures........................................22


PART II      OTHER INFORMATION

ITEM 1 Legal Proceedings..............................................23

ITEM 2 Unregistered Sales of Equity Securities and Use of
       Proceeds.......................................................23

ITEM 3 Defaults Upon Senior Securities................................23

ITEM 4 Submission of Matters to a Vote Of Security Holders .............23

ITEM 5 Subsequent Events..............................................23

ITEM 6 Exhibits.......................................................23

SIGNATURES AND CERTIFICATIONS.........................................24

                  Wieseneck, Andres & Company, P.A.
                   Certified Public Accountants
                   772 U.S. Highway 1, Suite 100
                  North Palm Beach, Florida 33408
                          (561) 626-0400


Thomas B. Andres, C.P.A.*, C.V.A.                         FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
CRT Holdings, Inc.
(f/k/a USAS Digital, Inc.)
A Development Stage Enterprise
Jupiter, Florida

We have reviewed the accompanying balance sheets of CRT Holdings, Inc., (f/k/a USAS Digital, Inc.) a Development Stage Enterprise, as of February 28, 2007 and May 31, 2006, and the related statements of operations for nine month periods ended February 28, 2007 and 2006 and from Inception, December 8, 2003, through February 28, 2007, the related statements of operations for three month periods ended February 28, 2007 and 2006, the statement of changes in stockholders' equity from December 8, 2003 through February 28, 2007 and the statement of cash flows for the nine month periods ended February 28, 2007 and 2006 and Inception, December 8, 2003, through February 28, 2007. These financial statements are the responsibility of the company's management.

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



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach, Florida
April 16, 2007

CRT HOLDINGS,INC.
(f/k/a USAS Digital, Inc.)
A Development Stage Enterprise
BALANCE SHEETS
(UNAUDITED)
                                      FEBRUARY 28, 2007       MAY 31, 2006
                                         ------------         ------------
ASSETS
  Current Assets
    Cash and Cash Equivalents            $       521          $        84
    Prepaid Expense                                8                5,008
    Loan Receivable Related Party              4,000                4,000
                                          ----------          -----------
       Total Current Assets                     4,529                9,092
                                          ----------          -----------
       Property & Equipment, Net                  490                  668
                                          ----------          -----------
TOTAL ASSETS                             $     5,019          $     9,760
                                          ==========          ===========

LIABILITIES & STOCKHOLDERS' EQUITY
  Liabilities
   Current Liabilities
    Accounts Payable                     $    15,189          $    12,268
    Loans Payable                              1,377               13,079
    Shareholder Loans Payable                      -               26,948
                                          ----------          -----------
     Total Current Liabilities                16,566               52,295
                                          ----------          -----------
    Total Liabilities                         16,566               52,295
                                          ----------          -----------
    Stockholders' Equity
     Common Stock $.01 par value:
       300 million shares authorized;
       Shares issued and outstanding:
       24,519,449 at February 28, 2007
       and 13,319,385 at May 31, 2006         245,194              133,194
       Paid-in Capital                         (3,811)              (3,811)
       Deficit Accumulated during
       the Development Stage                 (252,930)            (171,918)
                                          -----------          -----------
    Total Stockholders' Equity               (11,547)             (42,535)
                                          -----------          -----------
TOTAL LIABILITIES
 & STOCKHOLDERS' EQUITY                  $     5,019          $     9,760
                                         ===========          ===========

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

CRT HOLDINGS,INC.
(f/k/a USAS Digital, Inc.)
A Development Stage Enterprise
STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2007 AND 2006
AND FROM INCEPTION, DECEMBER 8, 2003, THROUGH FEBRUARY 28, 2007
(UNAUDITED)
                                                                 INCEPTION
                                                             DECEMBER 8, 2003
                                                                  THROUGH
                                 2007            2006       FEBRUARY 28, 2007
                            ------------    ------------      ------------
Revenues
  Net Sales                  $        -      $        -        $        -
  Cost of Sales                     178             178               694
                            ------------    ------------      ------------
    Gross Profit                   (178)           (178)             (694)

Operating Expenses
  General and Administrative     80,148          92,854           251,042
                            ------------    ------------      ------------
    Total Operating Expenses     80,148          92,854           251,042
                            ------------    ------------      ------------
    Loss from Operations        (80,326)        (93,032)         (251,736)
  Interest Expense                  686               -             1,194
                            ------------    ------------      ------------
Net Loss                    $   (81,012)     $  (93,032)       $ (252,930)
                            ============    ============      ============

Basic and Diluted
  Net Loss per Common Share $     (.004)     $    (.012)
                            ============    ============

Weighted Average Shares
            Outstanding      19,816,511       7,768,722
                            ============    ============



Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

CRT HOLDINGS,INC.
(f/k/a USAS Digital, Inc.)
A Development Stage Enterprise
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2007 AND 2006
(UNAUDITED)

                                       2007               2006
                                  ------------       ------------
Revenues
  Net Sales                        $        -         $        -
  Cost of Sales                            59                 59
                                  ------------       ------------
    Gross Profit                          (59)               (59)

Operating Expenses
  General and Administrative           14,602             23,804
                                  ------------       ------------
    Total Operating Expenses           14,602             23,804
                                  ------------       ------------
    Loss from Operations              (14,661)           (23,863)
  Interest Expense                          -                  -
                                  ------------       ------------
Net Loss                           $  (14,661)        $  (23,863)
                                  ============       ============

Basic and Diluted
  Net Loss per Common Share        $    (.001)        $    (.002)
                                  ============       ============

Weighted Average Shares
            Outstanding            23,073,199         10,013,402
                                  ============       ============

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

CRT HOLDINGS,INC.
(f/k/a USAS Digital, Inc.)
A Development Stage Enterprise
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM INCEPTION, DECEMBER 8, 2003, THROUGH FEBRUARY 28, 2007
(UNAUDITED)
                         Number    At Par    Add'l                  Total
                           of      Value    Paid In  Accumulated  Stockholder
                         Shares     $.01    Capital   (Deficit)     Equity
Balance,               ---------  --------  --------  ---------   -----------
  December 8, 2003             0  $      0  $      0  $       0   $        0

Issuance of Common
  Stock to eCom eCom           1         -         -          -            -

Asset Distribution
 from eCom                     -         -     1,184          -        1,184

Cancellation of Common
  Stock by eCom eCom          (1)        -         -          -            -

Issuance of
  Common Stock to
  eCom eCom
  Shareholders           499,503     4,995    (4,995)         -            -

Net Loss 2004                  -         -         -       (199)        (199)

Sale of Common Stock
  (See Note O)         5,000,000    50,000         -          -       50,000

Net Loss 2005                  -         -         -    (37,942)     (37,942)

Convert Related Party
  Debt to Common Stock
  (See Note P)         6,819,882    68,198         -          -       68,198

Convert Professional
  Fees to Common Stock 1,000,000    10,000         -          -       10,000

Net Loss 2006                  -         -         -   (133,777)    (133,777)

Convert Related Party
  Debt to Common Stock
  (See Note P)        10,350,064   103,501         -          -      103,501

Convert Professional
  Fees to Common Stock   850,000     8,500         -          -        8,500

Net Loss Year-to-Date          -         -         -    (81,012)     (81,012)
                       ----------  --------  --------  ---------   ----------
Balance,
  February 28, 2007    24,519,449  $245,194  $(3,811)  $(252,930)  $ (11,547)
                       ==========  ========  ========  ==========  ==========
Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                      7
CRT HOLDINGS, INC.
(f/k/a USAS Digital, Inc.)
A Development Stage Enterprise
STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2007 AND 2006
AND FROM INCEPTION, DECEMBER 8, 2003, THROUGH FEBRUARY 28, 2007
(UNAUDITED)

                                                                 INCEPTION
                                                              DECEMBER 8, 2003
                                                                  THROUGH
                                        2007        2006     FEBRUARY 28, 2007
                                    ----------   ----------     -----------
Cash Flows From Operating Activities
  Cash received from customers      $        -   $        -     $        -
  Cash paid to suppliers of goods
      and services                     (72,913)      (8,753)       (167,443)
  Income taxes paid                          -            -               -
  Interest paid                              -            -               -
  Interest received                          -            -               -
                                    ----------   ----------     -----------
   Net Cash Flows Used in
       Operating Activities            (72,913)      (8,753)       (167,443)
                                    ----------   ----------     -----------
Cash Flows From Investing Activities         -            -               -
                                    ----------   ----------     -----------
   Net Cash Flows Used in
        Investing Activities                 -            -               -

Cash Flows From Financing Activities
  Sale of Common Stock                 112,001            -         162,001
  Proceeds of loans from shareholders        -            -               -
  Repayment of loans
      to related parties               (38,651)     (38,000)         (2,065)
  Loans from related parties                 -          800          12,028
  Loans to related company                   -       (4,000)         (4,000)
                                    ----------   ----------     -----------
   Net Cash Flows Provided By
       (Used In) Financing Activities   73,350      (41,200)        167,964
                                    ----------   ----------     -----------
Net Increase / (Decrease) in Cash          437      (49,953)            521

Cash and Cash Equivalents at
 Beginning of Period                        84       50,097               0
                                    ----------   ----------     -----------
Cash and Cash Equivalents at
 End of Period                      $      521   $      144     $       521
                                    ==========   ==========     ===========

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

CRT HOLDINGS, INC.
(f/k/a USAS Digital, Inc.)
A Development Stage Enterprise
STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED
FEBRUARY 28, 2007 AND 2006
(UNAUDITED)

Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities


                                                   2007               2006
                                              ------------       ------------

  Net Income (Loss)                           $   (81,012)       $   (93,032)

  Add items not requiring outlay of cash:
   Depreciation                                       178                188
   Convert related party debt to equity                 -             69,912
   Convert accounts payable to equity                   -             15,422

 Cash was increased by:
   Decrease in prepaid assets                       5,000                  -
   Increase in accounts payable                     2,921              6,257

 Cash was decreased by:
   Decrease in accounts payable                         -                  -
   Increase in prepaid assets                           -             (7,500)
                                              ------------       ------------
      Net Cash Flows Used in
       Operating Activities                   $   (72,913)       $    (8,753)
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

NOTE D - PROPERTY AND EQUIPMENT

Equipment is recorded at cost and is being depreciated over its estimated useful life of seven years. Accumulated depreciation through February 28, 2007 and 2006 is $698 and $516.

Depreciation expense for the nine month periods ended February 28, 2007 and 2006 is $178 and $178, respectively, and is included in the cost of sales.

NOTE E - PREPAID EXPENSES

The Company has prepaid expenses at February 28, 2007 and May 31, 2006 in the amounts of $8 and $5,008 which consist of professional consulting fees paid in advance.

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

CRT HOLDINGS, INC.
(f/k/a USAS Digital, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE G - LOANS PAYABLE

The Loans Payable in the amounts of $1,377 and $13,079 at February 28, 2007 and May 31, 2006, respectively, are non-interest bearing, non-collateralized and due on demand.

The Shareholder Loans Payable at May 31, 2006 in the amount of $26,948 were non-interest bearing, non-collateralized and due on demand.

NOTE H - DEVELOPMENT STAGE ENTERPRISE

The Company has been and is currently in the development stage. It is the intention of management to merge or acquire a company engaged in an energy type of business.

NOTE I - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carryforward as of February 28, 2007 totals approximately $240,000. These carry forwards, which will be available to offset future taxable income, expire beginning in 2024. See Note K.

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

CRT HOLDINGS, INC.
(f/k/a USAS Digital, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE K - DEFERRED TAX ASSET

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets are as follows:
                                                      FEBRUARY 28, 2007
                                                      -----------------
       Loss carry forward for tax purposes             $       240,000
                                                       ================
       Deferred tax asset (34%)                                 81,600
       Valuation allowance                                     (81,600)
                                                       ----------------
       Net deferred tax asset                          $            -
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

The Company is allocated certain expenses such as rent, travel and office & administrative that are paid on behalf of the Company by American Capital Holdings, Inc., a company that is related to the Company by mutual stockholders and directors. The total of expenses allocated to the Company in the nine months ended February 28, 2007 is $37,197. A portion or all of the liabilities payable to American Capital are converted to common stock and paid in capital at the end of each reporting period.

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

NOTE P - SHAREHOLDER LOAN, RELATED COMPANY ACCOUNTS PAYABLE

The Company had a portion of its prior and current quarter accounts payable such as rent, administrative costs, tax preparation, SEC filing costs, etc. paid by a related company, American Capital Holdings, Inc., for the benefit of CRT Holdings, Inc. The related company invoiced CRT Holdings, Inc. for the expenses it paid throughout the period on its behalf. In the year ended May 31, 2006, CRT Holdings, Inc. reduced a portion of its outstanding accounts payable to the related company by $68,198 by issuing the company 6,819,882 shares of its common voting shares. See Note O relating to the distribution of these shares. During the current nine-month period, the Company issued an additional 6,293,082 shares to the related company to pay for the remainder of its accounts payable. The Company has an outstanding balance due to American Capital Holdings, Inc. of $0 at February 28, 2007.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying financial statements for the nine month periods ended February 28, 2007 and 2006 and the Form 10-KSB for the fiscal year ended May 31, 2006.

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

                                      19
CRT HOLDINGS, INC.
(f/k/a USAS Digital, Inc.)
(A Development Stage Company)

A transcript of the March 12, 2007 confirmation hearing is attached as Exhibit
99.6. The Order Confirming the First Amended Joint Plan of Reorganization of Debtor and American Capital Holdings, Inc. as Modified was signed by Judge Friedman on March 23, 2007 and is attached as Exhibit 99.7. This order may also be viewed at the eCom website www.ecomecom.net under the bankruptcy link. A post confirmation status conference is scheduled for Monday May 14, 2007 at 2:00 PM at 1515 North Flagler Drive, Room 801, West Palm Beach, Florida.

The Company has purposely postponed acquisition and funding commitment discussions until after the May 14, 2007 hearing is completed.

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


RESULTS OF OPERATIONS
---------------------
Comparison of the nine months ended February 28, 2007
with the nine months ended February 28, 2006
-------------------------------------------------------------------
Revenue for the nine month periods ended February 28, 2007 and February 28, 2006 was $0.

Cost of sales, which consists of depreciation expense, was $178 for both nine month periods.

Operating expenses for the nine months ended February 28, 2007 totaled $(80,148) compared to $(92,854) for the nine months ended February 28, 2006. These charges consisted of general and administrative expenses which declined from the prior year period because costs associated with bringing the Company current with certain administrative requirements, including SEC filings, were greater during the prior year time period.


                                      20
CRT HOLDINGS, INC.
(f/k/a USAS Digital, Inc.)
(A Development Stage Company)

Interest expense of $686 was recorded in the current nine-month period compared to $0 in the corresponding prior year period.

As a result of the incurrence of the administrative expenses, depreciation and interest expense without the realization of revenues, the net loss for the nine months ended February 28, 2007 was $(81,012) versus a net loss of $(93,032) recorded in the nine months ended February 28, 2006.

Comparison of the three months ended February 28, 2007
with the three months ended February 28, 2006
-------------------------------------------------------------------
Revenue for the three month periods ended February 28, 2007 and February 28, 2006 was $0.

Cost of sales, which consists of depreciation expense, was $59 for both three month periods.

Operating expenses for the three months ended February 28, 2007 totaled $(14,602) compared to $(23,804) for the three months ended February 28, 2006. These charges consisted of general and administrative expenses which decreased from the prior year period due to a reduction in consulting fees.

Interest expense of $0 was recorded in the current three-month period compared to $0 in the corresponding prior year period.

As a result of the incurrence of the administrative expenses and depreciation without the realization of revenues, the net loss for the three months ended February 28, 2007 was $(14,661) versus a net loss of $(23,863) recorded in the three months ended February 28, 2006.

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

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS:

The Company's management, including the CEO/CHAIRMAN and CFO, does not expect that its Disclosure Controls or its 'internal controls and procedures for financial reporting' ("Internal Controls") will prevent all error and all fraud. Any control system, no matter how well conceived and managed, can provide only reasonable assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits:

EXHIBIT
 NUMBER     DESCRIPTION
--------    -------------------
  31.1      Certification required under Section 302 of
             the Sarbanes-Oxley Act of 2002 by the CEO

  31.2      Certification required under Section 302 of
             the Sarbanes-Oxley Act 0f 2002 by the CFO

  32        Section 1350 Certification

  99.1      June 6, 2005 Court Orders issued by Judge Friedman approving the employment of Kluger, Peretz, Kaplan & Berlin, P.L as eCom's bankruptcy legal counsel and the approval of Barney A. Richmond as CEO of eCom. (1)

  99.2 June 14, 2005 Interim Order for Post Petition $100,000 eCom Debtor-In-Possession financing provided by American Capital Holdings. (1)

  99.3 July 18, 2005 letter from the Securities and Exchange Commission asking USAS Digital Inc. to provide legal analysis for their "spin-off" share issuance. (1)



                                       23

CRT HOLDINGS, INC.
(f/k/a USAS Digital, Inc.)
A Development Stage Enterprise

  99.4      July 20, 2005, Motion for permission to perfect notice to
             all interested parties via the eCom website, and the July 25, 2005 Court Order this Motion To Limit Notice and the use of electronic service to notice shareholders. (1)

  99.5      August 15, 2005 legal analysis from Barney A. Richmond filed in response to the SEC July 18, 2005 letter. (1)

  99.6      Transcript of March 12, 2007 Confirmation Hearing of debtor eCom
             eCom.com, Inc. (1)

  99.7      Order dated March 23, 2007 Confirming the First Amended Joint Plan of Reorganization of Debtor and American Capital Holdings Inc.

        (1) Incorporated by reference to Form 10-QSB for the quarter ended November 30, 2006. (SEC accession number 0001321508-07-000003)


   (b)  Reports on Form 8-K:

                             None



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunder duly authorized.

April 16, 2007                          By: /s/ Barney A. Richmond
                                              Barney A. Richmond,
                                              Chief Executive Officer

April 16, 2007                          By: /s/ Richard C. Turner
                                              Richard C. Turner,
                                              Chief Financial Officer















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

Date: April 16, 2007
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

Date: April 16, 2007
/s/ Richard C. Turner
Richard C. Turner
Chief Financial Officer
                                      26
EXHIBIT 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Registration Statement of CRT HOLDINGS, Inc. (f/k/a USAS Digital, Inc.), a Florida corporation (the "Company"), on Form 10-QSB for the period ended February 28, 2007 as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, President of the Company, and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350, that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d)of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Barney A. Richmond

Barney A. Richmond
President
Date: April 16, 2007



/s/ Richard C. Turner

Richard C. Turner
Chief Financial Officer
Date: April 16, 2007


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