Form 10KSB
period 2007-05-31
CRT HOLDINGS, INC.
filed 2007-08-29
CIK 1321508

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-KSB
       (Mark One)
       [X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                    For the fiscal year ended May 31, 2007

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                      For the transition period from ___________to __________

                       Commission file number 000-51424


                               CRT HOLDINGS, INC.
                           (f/k/a USAS Digital, Inc.)
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Florida                                   20-1069232
   --------------------------------------  ------------------------------------
    (State or other jurisdiction of        (I.R.S Employer Identification No.)
     incorporation or organization)


   1016 Clemmons Street, Suite 302
             Jupiter, FL                               33477-3305
 --------------------------------------  --------------------------------------
 (Address of principle executive offices)               (Zip Code)


Issuer's telephone number, including area code: (561) 745-6789


Securities registered under Section 12 (b) of the Exchange Act:

Title of each class                 Name of each exchange on which registered


Securities registered under Section 12 (g) of the Exchange Act:

      Common Stock, par value $.01 per share    CUSIP NUMBER: 90341K 10 4
    -----------------------------------------------------------------------
                               (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section or of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No




Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes [X] No [ ]

Registrant's revenues for its most recent fiscal year:      $0.

Aggregate market value of Registrant's voting and non-voting common equity held
by non-affiliates:     Currently no trading market

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. [As of May 31, 2007 the issuer had 28,069,449 shares of common stock, $.01 Par Value, outstanding.]

Transitional Small Business Disclosure Format (Check one): Yes    ; No X





































CRT HOLDINGS, INC.                Form 10-KSB                    MAY 31, 2007
(f/k/a USAS Digital, Inc.)
(A Development Stage Company)

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

                                   PART II

ITEM 5   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........5

ITEM 6   MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS..5

ITEM 7   FINANCIAL STATEMENTS AND NOTES TO FINANCIALS ....................F-1

ITEM 8   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS....................F-14

ITEM 8A  CONTROLS AND PROCEDURES..........................................F-14

                                  PART III

ITEM 9   DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS................F-14

ITEM 10  EXECUTIVE COMPENSATION...........................................24

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...25

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................25

ITEM 13  EXHIBITS AND REPORTS ON FORM 8-K.................................26

ITEM 14  PRINCIPLE ACCOUNTANT FEES AND SERVICES...........................27

SIGNATURES AND CERTIFICATIONS.............................................28

       Exhibit 31.1  Certification required under Section 302 of ........ 29 the Sarbanes-Oxley Act of 2002 by the CE0

       Exhibit 31.2  Certification required under Section 302 of ........ 30 the Sarbanes-Oxley Act of 2002 by the CFO

       Exhibit 32    Certification of CEO and CFO Pursuant to ........... 31
                     Section 906 of the Sarbanes-Oxley Act




                                     3
CRT HOLDINGS, INC.
(f/k/a USAS Digital, Inc.)
(A Development Stage Company)

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

eCom eCom.com, Inc. spun off USAS Digital, Inc. on June 4, 2004. USAS Digital, Inc. changed its name to CRT Holdings, Inc. on November 30, 2005. The Company's main office is located at 1016 Clemmons Street, Suite 302, Jupiter, Florida 33477, and the telephone number is (561) 745-6789.

The Company does not have any off-balance sheet arrangements.
Employees: The Company does not have any employees.




                                    4
CRT HOLDINGS, INC.
(f/k/a USAS Digital, Inc.)
(A Development Stage Company)

ITEM 2.  DESCRIPTION OF PROPERTY

The Company does not own any real property. The Company is located at 1016 Clemmons Street, Suite, 302, Jupiter, Florida 33477, consisting of approximately 1,277 square feet of office space. The Company shares the office with United States Financial Group, Inc. (AUSFG@). USFG incurs the cost and full responsibility of the lease. The lease is for a term of two years, at a rental of $2,213 per month including sales tax.

ITEM 3.  LEGAL PROCEEDINGS

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote by the security holders during the fiscal year ended May 31, 2007.

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


                                        5
CRT HOLDINGS, INC.
(f/k/a USAS Digital, Inc.)
(A Development Stage Company)

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

On July 18, 2005, the Company received a letter from the Securities and Exchange Commission asking it to provide legal analysis for the "spin-off" share issuance. A copy of this letter is enclosed herein as Exhibit No. 99.1.

In an effort to give the SEC an answer regarding their request for detailed clarification as to the legal analysis of the spin-off companies and to comply with the request to withdraw each of the above referenced spin-off companies' Form 10SBG12, on August 15, 2005 each spin-off company withdrew their respective July 8, 2005 Form 10SBG12 filings. On August 15, 2005 Barney A. Richmond filed a reply with the SEC regarding their July 18, 2005 correspondence. A copy of Mr. Richmond's legal analysis is enclosed as Exhibit No. 99.2.

A transcript of the March 12, 2007 confirmation hearing is attached as Exhibit
99.3. The Order Confirming the First Amended Joint Plan of Reorganization of Debtor and American Capital Holdings, Inc. as Modified was signed by Judge Friedman on March 23, 2007 and is attached as Exhibit 99.4. This order may also be viewed at the eCom website www.ecomecom.net under the bankruptcy link. A post confirmation status conference is scheduled for Monday September 10, 2007 at 2:30 PM at 1515 North Flagler Drive, Room 801, West Palm Beach, FL

The Company has had no recent revenues or earnings from operations. The Company will sustain operating expenses without corresponding revenues. This will result in the Company incurring net operating losses until the Company can realize profits from the business ventures it intends to acquire.

                                      6
CRT HOLDINGS, INC.
(f/k/a USAS Digital, Inc.)
(A Development Stage Company)

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

On June 22, 2007, the United States Securities & Exchange Commission ("SEC"), via SEC File No. S7-11-07 and through Release No. 33-8813, issued proposed revisions to Rule 144 and Rule 145 to Shorten Holding Period for Affiliates and Non-Affiliates from Two (2) Years To Six (6) Months To Facilitate Capital Raising For Smaller Companies. Comments from the public are due on September 4, 2007.

By waiting on clarification as to the outcome of the new SEC proposed 144 Rule, if adopted, would reduce eighteen (18) months off the time that the 144 restriction may be removed; and would save significant SEC registration fee costs for each company. If this proposed rule is adopted by the SEC, 144 Private Placement shares will be automatically eligible for resale in six (6) months.

As a result, the company is seeking to raise Three Hundred Thousand ($300,000) U.S. Dollars through the issuance of a ten percent (10%) promissory note to be used to fund general corporate operations, including pursuing merger and acquisition opportunities. For each $25,000 purchased, the promissory note holder will receive ten percent (10%) interest, payable monthly plus one hundred thousand (100,000) $.01 cent warrants in the company.

Repayment of the promissory note will come from the following intended sources:
1. If the SEC 144 Six (6) Month Rule is adopted, the Company plans to immediately prepare a SEC 506 Regulation D Private Placement 144 Equity Offering. The proceeds of this proposed 506 Regulation D Private Placement will be used to repay this credit facility.

2. If the SEC 144 Six (6) Month Rule is not adopted, the Company plans to prepare a SEC 506 Regulation D Private Placement 144 Equity Offerings in accordance with the existing two (2) year SEC 144 Rule. Upon completion of these offerings, several of the above described Companies would file SB-2 or S-
3    Registration Statements to register common shares for resale. The proceeds of this proposed 506 Regulation D Private Placement will be used to repay this credit facility.




                                    7
CRT HOLDINGS, INC.
(f/k/a USAS Digital, Inc.)
(A Development Stage Company)

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

COMPARISON OF RESULTS OF OPERATIONS: Year Ended May 31, 2007 vs. Year Ended May 31, 2006.

Revenue for the year ended May 31, 2007 and for the year ended May 31, 2006 was $0.

Cost of sales which includes depreciation expense was $178, for the year ended May 31, 2007 and $237, for the year ended May 31, 2006.

Total operating expenses for the year ended May 31, 2007 was $113,436 compared to $133,032 for the year ended May 31, 2006.

Administrative expense $113,436 in fiscal year 2007 versus $133,032 in fiscal year 2006 were the result of the company focusing its efforts towards keeping the Company current with rent, tax preparation, SEC filings, administrative costs, etc.

The operations for the year ended May 31, 2007 resulted in a net loss of $(117,533) versus a net loss of $(133,777) recorded in the year ended May 31, 2006.


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



                                       8
CRT HOLDINGS, INC.
(f/k/a USAS Digital, Inc.)
(A Development Stage Company)

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









                                     9
CRT HOLDINGS, INC.
(f/k/a USAS Digital, Inc.)
(A Development Stage Company)

ITEM 7 FINANCIAL STATEMENTS AND NOTES TO FINANCIALS
The page numbers for the financial statement categories are as follows:




INDEX - PART F/S

ITEM 1    FINANCIAL STATEMENTS

          Report of Independent Registered Public Accounting Firm......F-2

          Balance Sheets
           May 31, 2007 and 2006.......................................F-3

          Statements of Operations
           Twelve Months Ended May 31, 2007 and 2006 and from
           Inception, December 8, 2003, through May 31, 2007...........F-4

          Statement of Changes in Shareholders' Equity
           From Inception, December 8, 2003, through May 31, 2007......F-5

          Statements of Cash Flows
           Twelve Months Ended May 31, 2007 and 2006 and from
           Inception, December 8, 2003, through May 31, 2007...........F-6

          Notes to Financial Statements................................F-8

























                                       F-1
                        Wieseneck, Andres & Company, P.A.
                           Certified Public Accountants
                          772 U.S. Highway 1, Suite 100
                         North Palm Beach, Florida 33408
                                 (561) 626-0400


Thomas B. Andres, C.P.A.*, C.V.A.                 FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
CRT HOLDINGS, INC.
(f/k/a USAS Digital, Inc.)
(A Development Stage Company)
Jupiter, Florida

We have audited the accompanying balance sheets of CRT Holdings, Inc. (A Development Stage Company), as of May 31, 2007 and 2006, and the related statements of operations and cash flows for the twelve months ended May 31, 2007 and 2006 and from inception, December 8, 2003, through May 31, 2007, and statement of changes in shareholders' equity from inception, December 8, 2003, through May 31, 2007. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CRT Holdings, Inc. (A Development Stage Company), as of May 31, 2007 and 2006 and the results of its operations and cash flows for the years ended May 31, 2007 and 2006 and for the period from inception, December 8, 2003, through May 31, 2007, and the statement of changes in shareholders' equity from inception December 8, 2003 through May 31, 2007 in conformity with accounting principles generally accepted in the United States of America.



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach, Florida
August 28, 2007
                                      F-2
CRT HOLDINGS, INC.
(f/k/a USAS Digital, Inc.)
(A Development Stage Company)
BALANCE SHEETS
MAY 31, 2007 AND 2006
                                                  2007               2006
ASSETS                                       -------------       ------------
    Current Assets
         Cash and Cash Equivalents           $         33        $        84
         Prepaid Expense                                8              5,008
         Loan Receivable Related Party              4,000              4,000
                                             -------------       ------------

             Total Current Assets                   4,041              9,092
                                             -------------       ------------
     Fixed Assets:
         Property & Equipment, Net                    490                668
                                             -------------       ------------
         Total Fixed Assets                           490                668


TOTAL ASSETS                                 $      4,531        $     9,760
                                             =============       ============

LIABILITIES & STOCKHOLDERS' EQUITY
 Liabilities
         Current Liabilities
            Accounts Payable                 $     10,763        $    12,268
            Loan Payable                            1,127             13,079
            Shareholder Loans                       5,209             26,948
                                             -------------       ------------
         Total Current Liabilities                 17,099             52,295
                                             -------------       ------------
     Total Liabilities                             17,099             52,295
                                             -------------       ------------
Stockholders' Equity
         Common Stock $.01 par value, 300 million
         Shares authorized, 28,069,446 shares issued
         and outstanding                          280,694

         Common Stock $.01 par value, 300 million
         Shares authorized, 13,319,385 shares issued
         and outstanding                                             133,194
         Paid-in-Capital                           (3,811)            (3,811)
         Deficit accumulated during the
          development stage                      (289,451)          (171,918)
                                             -------------       ------------
  Total Stockholders' Equity                      (12,568)           (42,535)
                                             -------------       ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY     $      4,531        $     9,760
                                             =============       ============


The accompanying notes are an integral part of these financial statements.

                                       F-3
CRT HOLDINGS, INC.
(f/k/a USAS Digital, Inc.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED MAY 31, 2007 AND 2006 AND FROM INCEPTION, DECEMBER 8, 2003 THROUGH MAY 31, 2007
                                                               INCEPTION,
                                                              DEC 8, 2003
                                                                THROUGH
                                     2007        2006         MAY 31, 2007
                               -------------  ------------    ------------
 Revenues
    Net Sales                  $          -   $         -     $         -
    Cost of Sales                       178           237             693
                               -------------  ------------    ------------
       Gross Profit                    (178)         (237)           (693)

 Operating Expenses
   General and Administrative       113,435       133,032         284,330
   Sales and Marketing                    -             -               -
   Write down of Inventory
                               -------------  ------------    ------------
       Total Operating Expenses     113,435       133,032         284,330

                               -------------  ------------    ------------
         Loss from Operations      (113,613)     (133,269)       (285,023)
                               -------------  ------------    ------------

  Other Income (Expense)
       Interest Expense        $      3,920           508           4,428
                               -------------  ------------    ------------
       Net Other Expenses            (3,920)         (508)         (4,428)

      Net Loss                 $   (117,533)  $  (133,777)    $  (289,451)
                               =============  ============    ============

Basic and Diluted
 Net loss Per Common Share     $      (.006)   $     (.013)
                               =============   ============


Weighted Average Shares
     Outstanding                 20,694,417      9,983,759
                               =============   ============








The accompanying notes are an integral part of these financial statements.




                                       F-4
CRT HOLDINGS, INC.
(f/k/a USAS Digital, Inc.)
(A Development Stage Company)
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FROM INCEPTION, DECEMBER 8, 2003 THROUGH MAY 31, 2007

                            Number   At Par     Add'l                Total
                              of      Value   Paid In  Accumulated Stockholder
                            Shares     $.01   Capital  (Deficit)     Equity
Balance,                 ----------- -------- --------- ---------- -----------
 Dec 8, 2003                     0    $   0    $     0    $     0    $     0

Issuance of
 Common Stock                    1        0          0          0          0

Asset Distribution
 from eCom                       0        0      1,184          0      1,184

Cancellation of
 Common Stock                   (1)       0          0          0          0

Issuance of
 Common Stock to
 eCom eCom.com Inc.
 shareholders              499,503    4,995     (4,995)         0          0

Net Loss 2004                    -        -          -       (199)      (199)

Sale of Common Stock
 (See Note P)            5,000,000   50,000          0          0     50,000

Net Loss 2005                    -        -          -    (37,942)   (37,942)

Convert Debt to
 Common Stock
 (See Note Q)            6,819,882   68,198          0          0     68,198

Convert Professional
 Fees to Common Stock    1,000,000   10,000          -          -     10,000

Net Loss 2006                    -        -          -   (133,777)  (133,777)

Convert Debt to
 Common Stock
 (See Note Q)           13,900,061  139,001          0          0    139,001

Convert Professional
 Fees to Common Stock      850,000    8,500          -          -      8,500


Net Loss 2007                    -        -          -   (117,533)  (117,533)
                        ----------- --------  --------- ---------- -----------
Balance,
 May 31, 2007           28,069,446  $280,694  $ (3,811) $(289,451) $  (12,568)
                        =========== ========  ========= ========== ===========
The accompanying notes are an integral part of these financial statements.
                                       F-5
CRT HOLDINGS, INC.
(f/k/a USAS Digital, Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED MAY 31, 2007 AND 2006 AND FROM INCEPTION,
DECEMBER 8, 2003 THROUGH MAY 31, 2007

                                                                   INCEPTION
                                                                  DEC 8, 2003
                                                                     THROUGH
                                               2007       2006    MAY 31, 2007
                                            ----------  ---------   ---------

Cash Flows From Operating Activities
  Cash received from customers               $      -   $      -   $       -
  Cash paid to suppliers of goods
      and services                               (951)   (58,041)    (95,481)
  Income taxes paid                                 -          -           -
  Interest paid                                     -          -           -
  Interest received                                 -          -           -
                                            ----------  ---------   ---------
Net Cash Flows Used in                           (951)   (58,041)    (95,481)
       Operating Activities
                                            ----------  ---------   ---------
Cash Flows From Investing Activities
  Payment of Intangible Assets                      -          -           -
                                            ----------  ---------   ---------
      Net Cash Flows Provided By
       (Used In) Investing Activities               -          -           -
                                            ----------  ---------   ---------
Cash Flows From Financing Activities
  Proceeds of loans from related company        1,100     12,028      13,128
  Repayment of loans to related company             -          -      36,586
  Proceeds of loan to related company            (200)    (4,000)     (4,200)
Sale of Common Stock
   Net of stock Issue Costs of $0                   -          -      50,000
                                            ----------  ---------   ---------
      Net Cash Flows Provided By
       (Used In) Financing Activities             900      8,028      95,514
                                            ----------  ---------   ---------
Net Increase / (Decrease) in Cash                 (51)   (50,013)         33

Cash and Cash Equivalents at
 Beginning of Period                               84     50,097           0

                                            ----------  ---------   ---------
Cash and Cash Equivalents at
 End of Period                              $      33   $     84    $     33
                                            ==========  =========   =========




The accompanying notes are an integral part of these financial statements.


                                      F-6
CRT HOLDINGS, INC.
(f/k/a USAS Digital, Inc.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED MAY 31, 2007 AND 2006

Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities

                                               2007                2006


  Net Income (Loss)                       $     (117,533)      $    (133,777)
  Add items not requiring outlay of cash:
   Depreciation and amortization                                           -
   Convert related party debt to equity          139,001              69,198
   Convert professional fees to equity             8,500              10,000
    Cash was increased by:
   Decrease in prepaid assets                      5,000                   -
   Increase in accounts payable                        -              11,116
   Increase in accounts payable
     to a related company                              -                   -
Cash was decreased by:
   Increase in prepaid assets                          -              (5,000)
   Decrease in accounts payable                   (1,505)                  -
   Decrease in accounts payable
      To a related company                       (34,414)             (9,578)
                                          ---------------      --------------
      Net Cash Flows Used in
       Operating Activities               $         (951)      $     (58,041)
                                          ===============      ==============


Non-Cash Transactions:

The Company reduced its current years accounts payables for expenses, (rent, tax preparation, SEC filings, administrative costs, etc.) that had been paid by a related company for the benefit of CRT Holdings, Inc. The related company invoiced CRT Holdings, Inc. for the expenses it paid. The partial reduction of the accounts payable in the amount of $68,198 were converted to 6,819,882 of CRT Holdings, Inc.'s common stock. For the year ending May 31, 2007 accounts payable for $139,001 were reduced by issuing 13,900,061 shares of restricted common stock.


CRT Holdings, Inc. also paid the professional fees of an independent third party in the amount of $10,000 by issuing 1 million shares of its common stock for year ending May 31, 2006 and $8,500 by issuing 850,000 shares of it common stock for year ending May 31, 2007


The accompanying notes are an integral part of these financial statements.





                                       F-7
CRT HOLDINGS, INC.
(f/k/a USAS Digital, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE A - HISTORY AND DESCRIPTION OF BUSINESS

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

eCom eCom.com, Inc. spun off USAS Digital, Inc. on June 4, 2004. USAS Digital, Inc. changed its name to CRT Holdings, Inc. on November 30, 2005. The Company's main office is located at 1016 Clemons Street, Suite 302, Jupiter, Florida 33477, and the telephone number is (561) 745-6789.

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

                                     F-8
CRT HOLDINGS, INC.
(f/k/a USAS Digital, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

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

NOTE D - PROPERTY AND EQUIPMENT

Equipment is recorded at cost and is being depreciated over its estimated useful life of seven years. Accumulated depreciation through May 31, 2007 and 2006 is $693 and $516.

Depreciation expense for the years May 31, 2007 and 2006 is $178 and $237, respectively, and is included in the cost of sales.

NOTE E - PREPAID EXPENSES

The Company has prepaid expenses at May 31, 2007 and May 31, 2006 in the amounts of $8 and $5,008 which consist of professional consulting fees paid in advance.

NOTE F - CHANGE OF COMMON SHARES AUTHORIZED

The company changed the number of common shares authorized from 100 million to 300 million with the State of Florida on November 30, 2005. The par value of the common stock remains at $0.01 per share. The financial statements presented have been restated to reflect this change.

NOTE G - LOANS PAYABLE

The Loans Payable in the amounts of $1,127 and $13,079 at May 31, 2007 and May 31, 2006, respectively, are non-interest bearing, non-collateralized and due on demand.

The Shareholder Loans Payable at May 31, 2007 and 2006 in the amount of $5,209 and $26,948, respectively, are non-interest bearing, non-collateralized and due on demand.

                                     F-9
CRT HOLDINGS, INC.
(f/k/a USAS Digital, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS


NOTE H - DEVELOPMENT STAGE ENTERPRISE

The Company has been and is currently in the development stage. It is the intention of management to merge or acquire a company engaged in an energy type of business.

NOTE I - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carryforward as of May 31, 2007 totals approximately $278,000. These carry forwards, which will be available to offset future taxable income, expire beginning in 2024 expiring in 2027. See Note K.

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




                                     F-10


CRT HOLDINGS, INC.
(f/k/a USAS Digital, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE K - DEFERRED TAX ASSET (CONTIUNED)

                                                        May 31, 2007
                                                      -----------------
       Loss carry forward for tax purposes             $       278,000
                                                       ================
       Deferred tax asset (34%)                                 94,520
       Valuation allowance                                     (94,520)
                                                       ----------------
       Net deferred tax asset                          $            -
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

The Company is allocated certain expenses such as rent, travel and office & administrative that are paid on behalf of the Company by American Capital Holdings, Inc., a company that is related to the Company by mutual stockholders and directors. The total of expenses allocated to the Company in the year ended May 31, 2007 is $64,196. A portion or all of the liabilities payable to American Capital are converted to common stock and paid in capital at the end of each reporting period.

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

Statement of Financial Accounting Standards No. 151, Inventory Costs, is an amendment of ARB No. 43, Chapter 4 and is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. This statement amends ARB 43,
Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.
                                   F-11

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

                                   F-12

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

                                      F-13


CRT HOLDINGS, INC.
(f/k/a USAS Digital, Inc.)
(A Development Stage Company)

NOTE P - SHAREHOLDER LOAN, RELATED COMPANY ACCOUNTS PAYABLE

The Company had a portion of its prior and current quarter accounts payable such as rent, administrative costs, tax preparation, SEC filing costs, etc. paid by a related company, American Capital Holdings, Inc., for the benefit of CRT Holdings, Inc. The related company invoiced CRT Holdings, Inc. for the expenses it paid throughout the period on its behalf. In the year ended May 31, 2007, CRT Holdings, Inc. reduced a portion of its outstanding accounts payable to the related company by $110,972 by issuing the company 11,097,227 shares of its common voting shares. See Note O relating to the distribution of these shares. In the year ended May 31, 2007, CRT Holdings, Inc. reduced a portion of its outstanding accounts payable to the related company by $68,198 by issuing the company 6,819,882 shares of its common voting shares. See Note O relating to the distribution of these shares. The Company has an outstanding balance due to American Capital Holdings, Inc. of $0 at May 31, 2007.

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

There were no changes in the Company's internal controls over financial reporting during the year ended May 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS

The following individuals are our executive officers and the members of our board of directors. Each director is elected at our annual meeting of shareholders and holds office until the next annual meeting of shareholders, or until his or her successor is elected and qualified. Our by-laws permit the board of directors to fill any vacancy and such director may serve until the next annual meeting of stockholders or until his or her successor is elected and

                                     F-14

CRT HOLDINGS, INC.
(f/k/a USAS Digital, Inc.)
(A Development Stage Company

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS (CONTINUED)

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

Name                        Age                       Positions Held
                                                                            _
Barney A. Richmond          55                  Chairman/President/Secretary
                                                         Director
Richard C. Turner           47                      Treasurer/Director


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






CRT HOLDINGS, INC.
(f/k/a USAS Digital Inc.)
A Development Stage Enterprise

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
                                              Number of         % of Shares
Name and Address                              Shares Owned      Outstanding
___________________                          ______________    _____________
Barney A. Richmond, Director & President (1)    4,889,341           17.4%
601 Seafarer Circle
Jupiter, FL

Richard C. Turner, Director, Treasurer (2)
& Chief Financial Officer                         388,931            1.4%
4200 Oak Street
Palm Beach Gardens, FL

United States Financial Group, Inc.             1,763,232            6.3%
Jupiter, FL

American Capital Holdings, Inc.                11,114,997           39.6%
Jupiter, FL

                                             _______________   _____________
All Directors & Executive Officers
     as a group (2persons)                      5,278,272           18.8%

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







                                     25
CRT HOLDINGS, INC.
(f/k/a USAS Digital, Inc.)
(A Development Stage Company)

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
     Exhibit No.           Description
     -----------      -------------------------------------------------------
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


     Exhibit 3.2 Bylaws of the Company (incorporated by reference to the Company's Form 10SB)

     Exhibit 31.1 Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CEO

     Exhibit 31.2 Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CFO

     Exhibit 32       Section 1350 Certification

     Exhibit 99.1 July 18, 2005 letter from the Securities and Exchange Commission asking CRT Holdings, Inc. to provide legal analysis for their "spin-off" share issuance. (1)

     Exhibit 99.2 August 15, 2005 legal analysis from Barney A. Richmond Filed in response to the SEC July 18, 2005 letter. (1)

     Exhibit 99.3 Transcript of March 12, 2007 Confirmation Hearing of debtor eCom eCom.com, Inc. (1)

     Exhibit 99.4 Order dated March 23, 2007 confirming the First Amended Joint Plan of Reorganization of Debtor and American Capital Holdings Inc. (2)

        (1) Incorporated by reference to Form 10-QSB for the quarter ended November 30, 2006. (SEC accession number 0001321508-07-000003)

        (2) Incorporated by reference to Form 10-QSB for the quarter ended February 28, 2007. (SEC accession number 0001321508-07-000004)

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


CRT HOLDINGS, INC.
(f/k/a USAS Digital, Inc.)
(A Development Stage Company)

ITEM 14.  PRINCIPLE ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to the Company for professional services rendered for the audit of the Company's annual financial statements, review of the Company's quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was $3,455 for the fiscal year ended May 31, 2007, and $10,998 for the fiscal year ended May 31, 2006.

Other Fees.

Other fees billed to the Company by accountants for consultation services, research and client assistance totaled $0 for the fiscal year ended May 31, 2007, and $0 for the fiscal year ended May 31, 2006.




































                                    27
CRT HOLDINGS, INC.
(f/k/a USAS Digital, Inc.)
(A Development Stage Company)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRT HOLDINGS, INC.
(Registrant)

By   /s/ Barney A. Richmond
     ----------------------
     Barney A. Richmond, Chief Executive Officer
Date: August 29, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By   /s/ Barney A. Richmond
     ----------------------
     Barney A. Richmond, Chief Executive Officer
Date: August 29, 2007

By   /s/ Richard C. Turner
     ----------------------
     Richard C. Turner, Chief Financial Officer
Date: August 29, 2007
























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


CRT HOLDINGS, INC.
(f/k/a USAS Digital, Inc.)
(A Development Stage Company)

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

Date: August 29, 2007

     /s/ Barney A. Richmond
     ______________________
     Barney A. Richmond, Chief Executive Officer

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

CRT HOLDINGS, INC.
(f/k/a USAS Digital, Inc.)
(A Development Stage Company)

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

Date: August 29, 2007

     /s/ Richard C. Turner
     ______________________
     Richard C. Turner, Chief Financial Officer

Exhibit 32

In connection with the Annual Report of CRT HOLDINGS, INC.(the "Company") on Form 10-KSB for the period ending May 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Barney A. Richmond, President of the Company, and Richard C. Turner, Treasurer of the Company, certify, pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the company.

     /s/ Barney A. Richmond
     ______________________
     Barney A. Richmond, Chief Executive Officer
     August 29, 2007

     /s/ Richard C. Turner
     ______________________
     Richard C. Turner, Chief Financial Officer
     August 29, 2007
                                  31
[A signed original of this written statement required by Section 906 has been provided to CRT HOLDINGS, INC. and will be retained by CRT HOLDINGS, INC. and furnished to the Securities and Exchange Commission or its staff upon request.]

Exhibits to Form 10-KSB will be provided to shareholders of the Registrant upon written request addressed to CRT HOLDINGS, INC., 1016 Clemmons Street, Suite 302, Jupiter, Florida 33477. Any exhibits furnished are subject to a reasonable photocopying charge.

The Securities and Exchange Commission has not approved or disapproved of this Form 10-KSB nor has it passed upon its accuracy or adequacy.


































