Form 10QSB
period 2007-08-31
CRT HOLDINGS, INC.
filed 2007-10-15
CIK 1321508

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB
      (Mark One)
      [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended August 31, 2007

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the transition period from              to ___________

                              File Number 000-51424

                               SEI HOLDINGS, INC.
                           (f/k/a CRT Holdings, Inc.)
                           (f/k/a USAS Digital, Inc.)
-----------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Florida                                     20-1069232
--------------------------------             --------------------------------
 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                       Identification No.)

                        1016 Clemmons Street, Suite 302
                             Jupiter, Florida 33477
-----------------------------------------------------------------------------
                    (Address of principal executive offices)

                                (561) 745-6789
-----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)



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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. [As of August 31, 2007 the issuer had 31,657,546 shares of common stock, $.01 Par Value, outstanding]

On March 3, 2005 USAS DIGITAL, INC. received Cusip Number: 90341K104

On March 23, 2005 USAS DIGITAL, INC. received CIK Number: 0001321508

(USAS Digital, Inc. changed its name to CRT Holdings, Inc. on November 30,
2005.)

(CRT Holdings, Inc. changed its name to SEI Holdings, Inc. on October 1,
2007.)




















































SEI HOLDINGS, INC.                FORM 10-QSB                 AUGUST 31, 2007
(f/k/a CRT Holdings, Inc.)
(f/k/a USAS Digital, Inc.)
A Development Stage Enterprise       INDEX
                                                                   PAGE NO.
PART I       FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS
          Report of Independent Registered Public Accounting Firm...  4

          Balance Sheets:
           August 31, 2007 and May 31, 2006 ........................  5

          Statements of Operations:
           Three Months Ended August 31, 2007 and 2006 and from
           Inception, March 1, 2004 through August 31, 2007.........  6

          Statement of Changes in Shareholders' Equity from
           Inception, May 31, 2005 through August 31, 2007 .........  7

          Statement of Cash Flows
           Three Months Ended August 31, 2007 and 2006 and from
           Inception, March 1, 2004 through August 31, 2007 ........  8

          Notes to Financial Statements............................. 10

ITEM 2 Management's Discussion and Analysis or Plan of Operation.... 16

ITEM 3 Controls and Procedures...................................... 20


PART II      OTHER INFORMATION

ITEM 1 Legal Proceedings............................................ 21

ITEM 2 Unregistered Sales of Equity Securities and Use of
       Proceeds..................................................... 21

ITEM 3 Defaults Upon Senior Securities.............................. 21

ITEM 4 Submission of Matters to a Vote Of Security Holders ......... 21

ITEM 5 Subsequent Events............................................ 21

ITEM 6 Exhibits..................................................... 21

SIGNATURES AND CERTIFICATIONS....................................... 22

  Exhibit 31.1  Certification required under Section 302 of ........ 23 the Sarbanes-Oxley Act of 2002 by the CE0

  Exhibit 31.2  Certification required under Section 302 of ........ 24 the Sarbanes-Oxley Act of 2002 by the CFO

  Exhibit 32    Certification of CEO and CFO Pursuant to ........... 25
                Section 906 of the Sarbanes-Oxley Act
                                    3
                       Wieseneck, Andres & Company, P.A.
                         Certified Public Accountants
                         772 U.S. Highway 1, Suite 100
                        North Palm Beach, Florida 33408
                               (561) 626-0400


Thomas B. Andres, C.P.A.*, C.V.A.                 FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
SEI HOLDINGS, INC.
(f/k/a CRT Holdings, Inc.)
(f/k/a USAS Digital, Inc.)
A Development Stage Enterprise
Jupiter, Florida

We have reviewed the accompanying balance sheets of SEI Holdings, Inc. (f/k/a CRT Holdings, Inc.), (f/k/a USAS Digital, Inc.) a Development Stage Enterprise, as of August 31, 2007, and the related statements of operations, for three month periods ended August 31, 2007 and 2006 and Inception, December 8, 2003 through August 31, 2007, the statement of changes in stockholders' equity from June 1, 2005 through August 31, 2007 and the statement of cash flows for the three month periods ended August 31, 2007 and 2006 and Inception, December 8, 2003 through August 31, 2007. These financial statements are the responsibility of the company's management.

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



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach, Florida
October 15, 2007




                                      4
SEI HOLDINGS, INC.
(f/k/a CRT Holdings, Inc.)
(f/k/a USAS Digital, Inc.)
A Development Stage Enterprise
BALANCE SHEETS
(UNAUDITED)
                                     AUGUST 31, 2007        MAY 31, 2007
                                       ------------         ------------
ASSETS
  Current Assets
    Cash and Cash Equivalents          $        4           $       33
    Prepaid Expense                             8                    8
    Loan Receivable Related Party           4,000                4,000
                                        ----------          -----------
       Total Current Assets                 4,012                4,041
                                        ----------          -----------
       Property & Equipment, Net              431                  490
                                        ----------          -----------
TOTAL ASSETS                           $    4,443          $     4,531
                                        ==========          ===========

LIABILITIES & STOCKHOLDERS' EQUITY
  Liabilities
   Current Liabilities
    Accounts Payable                   $   15,793          $    10,763
    Loans Payable                           1,127                1,127
    Shareholder Loans Payable                  49                5,209
                                        ----------          -----------
     Total Current Liabilities             16,970               17,099
                                        ----------          -----------
    Total Liabilities                      16,970               17,099
                                        ----------          -----------
    Stockholders' Equity
     Common Stock $.01 par value:
       300 million shares authorized;
       Shares issued and outstanding:
       31,657,546 at August 31, 2007
       and 28,069,446 at May 31, 2007      316,575              280,694
       Paid-in Capital                      (2,811)              (3,811)
       Deficit Accumulated during
       the Development Stage              (326,291)            (289,451)
                                         ----------          -----------
    Total Stockholders' Equity              (8,665)             (12,568)
                                         ----------          -----------
TOTAL LIABILITIES
 & STOCKHOLDERS' EQUITY                 $    4,443          $     4,531
                                         ==========          ===========

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.






                                      5
SEI HOLDINGS, INC.
(f/k/a CRT Holdings, Inc.)
(f/k/a USAS Digital, Inc.)
A Development Stage Enterprise
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED AUGUST 31, 2007 AND 2006
AND FROM INCEPTION, DECEMBER 8, 2003, THROUGH AUGUST 31, 2007
(UNAUDITED)
                                                                INCEPTION
                                                            DECEMBER 8, 2003
                                                                 THROUGH
                                2007            2006        AUGUST 31, 2007
                            ------------    ------------      ------------
Revenues
  Net Sales                 $         -     $         -       $         -
  Cost of Sales                      59              59               753
                            ------------    ------------      ------------
    Gross Profit                    (59)            (59)             (753)

Operating Expenses
  General and Administrative     36,450          47,225           320,780
                            ------------    ------------      ------------
    Total Operating Expenses     36,450          47,225           320,780
                            ------------    ------------      ------------
    Loss from Operations        (36,509)        (47,284)         (321,533)
  Interest Expense                  331             396             4,758
                            ------------    ------------      ------------
Net Loss                    $   (36,840)    $   (47,680)      $  (326,291)
                            ============    ============      ============

Basic and Diluted
  Net Loss per Common Share $     (.001)    $     (.003)
                            ============    ============

Weighted Average Shares
            Outstanding      31,657,546      17,396,917
                            ============    ============

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.















                                      6

SEI HOLDINGS, INC.
(f/k/a CRT Holdings, Inc.)
(f/k/a USAS Digital, Inc.)
A Development Stage Enterprise
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM INCEPTION, MAY 31, 2005, THROUGH AUGUST 31, 2007
(UNAUDITED)
                         Number    At Par    Add'l                  Total
                           of      Value    Paid In  Accumulated  Stockholder
                         Shares     $.01    Capital   (Deficit)     Equity
Balance,               ---------  --------  --------  ---------   -----------
  May 31, 2005          5,499,503  $ 54,995  $ (3,811) $ (38,141)   $  13,043

Convert Related Party
  Debt to Common Stock
  (See Note P)          6,819,882    68,198         -          -       68,198

Convert Professional
  Fees to Common Stock  1,000,000    10,000         -          -       10,000

Net Loss 2006                   -         -         -   (133,777)    (133,777)

Convert Debt to
 Common Stock
 (See Note P)          13,900,061   139,001         0          0      139,001

Convert Professional
 Fees to Common Stock     850,000     8,500         -          -        8,500


Net Loss 2007                   -         -         -   (117,533)    (117,533)
                        ---------  --------  --------  ---------   -----------
Balance,
 May 31, 2007          28,069,446   280,694    (3,811)  (289,451)     (12,568)

Convert Debt to
 Common Stock
 (See Note P)           1,998,300    19,983     1,000          0       20,983

Convert Professional
 Fees to Common Stock   1,700,000    17,000         -          -       17,000

Net Loss 8/31/2007              -         -         -    (36,840)     (36,840)
                        ---------  --------  --------  ---------   -----------
Balance
  August 31, 2007      31,657,546 $ 316,575  $ (2,811) $(326,291)  $   (8,665)
                        ========== ========  ========  =========   ===========





Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.


                                      7
SEI HOLDINGS, INC.
(f/k/a CRT Holdings, Inc.)
(f/k/a USAS Digital, Inc.)
A Development Stage Enterprise
STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED AUGUST 31, 2007 AND 2006
AND FROM INCEPTION, DECEMBER 8, 2003, THROUGH AUGUST 31, 2007
(UNAUDITED)

                                                                 INCEPTION
                                                             DECEMBER 8, 2003
                                                                  THROUGH
                                       2007         2006      AUGUST 31, 2007
                                    ----------   ----------     -----------
Cash Flows From Operating Activities
  Cash received from customers      $        -   $        -     $        -
  Cash paid to suppliers of goods
      and services                        (125)     (42,984)       (95,606)
  Income taxes paid                          -            -              -
  Interest paid                              -            -              -
  Interest received                          -            -              -
                                    ----------   ----------     -----------
   Net Cash Flows Used in
       Operating Activities               (125)     (42,984)       (95,606)
                                    ----------   ----------     -----------
Cash Flows From Investing Activities         -            -              -
                                    ----------   ----------     -----------
   Net Cash Flows Used in
        Investing Activities                 -            -              -

Cash Flows From Financing Activities
  Sale of Common Stock                       -       81,551         50,000
  Proceeds of loans from shareholders        -            -         36,586
  Repayment of loans
      to related parties                     -      (38,651)        (4,200)
  Loans from related parties                96            -         13,224
  Loans to related company                   -            -              -
                                    ----------   ----------     -----------
   Net Cash Flows Provided By
       (Used In) Financing Activities       96       42,900         95,610
                                    ----------   ----------     -----------
Net Increase / (Decrease) in Cash          (29)         (84)             4

Cash and Cash Equivalents at
 Beginning of Period                        33           84              0

                                    ----------   ----------     -----------
Cash and Cash Equivalents at
 End of Period                      $        4   $        0     $        4
                                    ==========   ==========     ===========

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.



                                      8
SEI HOLDINGS, INC.
(f/k/a CRT Holdings, Inc.)
(f/k/a USAS Digital, Inc.)
A Development Stage Enterprise
STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED
AUGUST 31, 2007 AND 2006
(UNAUDITED)

Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities


                                                  2007               2006
                                              ------------       ------------

  Net Income (Loss)                           $   (36,840)       $   (47,680)

  Add items not requiring outlay of cash:
   Depreciation                                        59                 59
   Convert related party debt to equity            14,625                  -
   Convert professional fees to equity             17,000                  -

 Cash was increased by:
   Decrease in prepaid assets                       5,031              2,500
   Increase in accounts payable                     2,137              2,137

 Cash was decreased by:
   Decrease in accounts payable                         -                  -
   Increase in prepaid assets                           -                  -
                                              ------------       ------------
      Net Cash Flows Used in
       Operating Activities                   $      (125)       $   (42,984)
                                              ============       ============


Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.


















                                      9

SEI HOLDINGS, INC.
(f/k/a CRT Holdings, Inc.)
(f/k/a USAS Digital, Inc.)
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS

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

eCom eCom.com, Inc. spun off USAS Digital, Inc. on June 4, 2004. USAS Digital, Inc. changed its name to CRT Holdings, Inc. on November 30, 2005. On October 1, 2007 CRT Holdings, Inc. changed its name to SEI Holdings, Inc.

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


                                     10
SEI HOLDINGS, INC.
(f/k/a CRT Holdings, Inc.)
(f/k/a USAS Digital, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

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

NOTE D - PROPERTY AND EQUIPMENT

Equipment is recorded at cost and is being depreciated over its estimated useful life of seven years. Accumulated depreciation through August 31, 2007 and 2006 is $431 and $575.

Depreciation expense for the three month periods ended August 31, 2006 and 2005 is $59 and $59, respectively, and is included in the cost of sales.

NOTE E - PREPAID EXPENSES

The Company has prepaid expenses at August 31, 2007 and May 31, 2007 in the amounts of $8 and $8 which consist of domain name registration fess.

NOTE F - CHANGE OF COMMON SHARES AUTHORIZED

The company changed the number of common shares authorized from 100 million to 300 million with the State of Florida on November 30, 2005. The par value of the common stock remains at $0.01 per share. The financial statements presented have been restated to reflect this change.




                                      11
SEI HOLDINGS, INC.
(f/k/a CRT Holdings, Inc.)
(f/k/a USAS Digital, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE G - SHAREHOLDER LOANS PAYABLE

The Loans Payable in the amounts of $1,127 and $1,127 at August 31, 2007 and
May 31, 2007, respectively, are non-interest bearing, non-collateralized and due on demand.

The Shareholder Loans Payable at August 31, 2007 in the amount of $49 were non-interest bearing, non-collateralized and due on demand.

NOTE H - DEVELOPMENT STAGE ENTERPRISE

The Company has been and is currently in the development stage. It is the intention of management to merge or acquire a company engaged in an energy type of business.

NOTE I - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carryforward as of August 31, 2007 totals approximately $300,000. These carry forwards, which will be available to offset future taxable income, expire beginning in 2024.

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

NOTE J - STOCKHOLDERS' EQUITY

The computation of diluted loss per share for the three months ended August 31, 2007 does not include shares from potentially dilutive securities as the assumption of conversion or exercise of these would have an anti-dilutive effect on loss per share. In accordance with generally accepted accounting principles, diluted loss per share is calculated using the same number of potential common shares as used in the computation of loss per share before extraordinary items.






                                      12
SEI HOLDINGS, INC.
(f/k/a CRT Holdings, Inc.)
(f/k/a USAS Digital, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE K - DEFERRED TAX ASSET

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets are
as follows:                                            AUGUST 31, 2006
                                                       ---------------
       Loss carry forward for tax purposes             $      300,000
                                                       ================
       Deferred tax asset (34%)                               102,000
       Valuation allowance                                   (102,000)
                                                       ----------------
       Net deferred tax asset                          $            -
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

The Company is allocated certain expenses such as rent, travel and office & administrative that are paid on behalf of the Company by American Capital Holdings, Inc., a company that is related to the Company by mutual stockholders and Directors. The total of expenses allocated to the Company in the three months ended August 31, 2007 is $15,785. A portion or all of the liabilities payable to American Capital are converted to common stock and paid in capital at the end of each reporting period.

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

Statement of Financial Accounting Standards No. 151, Inventory Costs, is an amendment of ARB No. 43, Chapter 4 and is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. This statement amends ARB 43, Chapter 4, to clarify that abnormal amounts of idle facility expense,
                                      13
SEI HOLDINGS, INC.
(f/k/a CRT Holdings, Inc.)
(f/k/a USAS Digital, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE M - RECENT ACCOUNTING PRONOUNCEMENTS - (CONTINUED)

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

Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, was issued in May 2005. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This Statement requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate by a change in accounting principle. This Statement carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate.
This Statement also carries forward the guidance in Opinion 20 requiring justification of a change in accounting principle on the basis of preferability.
                                     14
SEI HOLDINGS, INC.
(f/k/a CRT Holdings, Inc.)
(f/k/a USAS Digital, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

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

NOTE N - NAME CHANGE

The Company changed its name to CRT Holdings, Inc. on November 30, 2005. On October 1, 2007 CRT Holding, Inc. changed its name to SEI Holdings, INC. to better reflect the Company's future business activities.

NOTE O - COMMON STOCK

American Capital Holdings, Inc., a related company in that it was also a company spun off from eCom eCom.com, Inc., acquired 5 million shares of SEI Holdings, Inc. common stock on May 31, 2005 for $50,000. See Note A. American Capital Holdings, Inc. then distributed the 5 million common shares to its shareholders in the form of a dividend. The 6,819,882 common shares of SEI Holdings, Inc. distributed to American Capital Holdings, Inc. as partial payment of its accounts payable during the year ended May 31, 2006 were also distributed to the stockholders, prorata, of American Capital Holdings on August 7, 2006. See note P. By definition, SEI Holdings, Inc. is not a wholly owned subsidiary of American Capital Holdings, Inc. in that American Capital Holdings
                                    15
SEI HOLDINGS, INC.
(f/k/a CRT Holdings, Inc.)
(f/k/a USAS Digital, Inc.)
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE O - COMMON STOCK (CONTINUED)

does not directly or indirectly own over fifty (50) percent of the outstanding voting shares of SEI Holdings, Inc.

NOTE P - SHAREHOLDER LOAN, RELATED COMPANY ACCOUNTS PAYABLE

The Company had a portion of its prior and current quarter accounts payable such as rent, administrative costs, tax preparation, SEC filing costs, etc. paid by a related company, American Capital Holdings, Inc., for the benefit of SEI Holdings, Inc. The related company invoiced SEI Holdings, Inc for the expenses it paid throughout the period on its behalf. In the year ended May 31, 2006, SEI Holdings, Inc reduced a portion of its outstanding accounts payable to the related company by $68,198 by issuing the company 6,819,882 shares of its common voting shares. See Note O related to the distribution of these shares. During the current quarter, the Company issued an additional 4,168,082 shares to the related company to pay for the remainder of its accounts payable. The Company has an outstanding balance due to American Capital Holdings, Inc. of $0 at August 31, 2006.


ITEM 2.  MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying financial statements for the three month periods ended August 31, 2007 and 2006 and the Form 10-KSB for the fiscal year ended May 31, 2007.

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


                                      16

SEI HOLDINGS, INC.
(f/k/a CRT Holdings, Inc.)
(f/k/a USAS Digital, Inc.)
(A Development Stage Company)

ITEM 2. MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS (CONTINUED)

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

A transcript of the March 12, 2007 confirmation hearing is attached as Exhibit
99.3. The Order Confirming the First Amended Joint Plan of Reorganization of Debtor and American Capital Holdings, Inc. as Modified was signed by Judge Friedman on March 23, 2007 and is attached as Exhibit 99.4. This order may also be viewed at the eCom website www.ecomecom.net under the bankruptcy link. A post confirmation status conference is scheduled for Monday September 10, 2007 at 2:30 PM at 1515 North Flagler Drive, Room 801, West Palm Beach, FL
                                   17
SEI HOLDINGS, INC.
(f/k/a CRT Holdings, Inc.)
(f/k/a USAS Digital, Inc.)
(A Development Stage Company)

ITEM 2. MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS (CONTINUED)

The Company has had no recent revenues or earnings from operations. The Company will sustain operating expenses without corresponding revenues. This will result in the Company incurring net operating losses until the Company can realize profits from the business ventures it intends to acquire.

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

On June 22, 2007, the United States Securities & Exchange Commission ("SEC"), via SEC File No. S7-11-07 and through Release No. 33-8813, issued proposed revisions to Rule 144 and Rule 145 to Shorten Holding Period for Affiliates and Non-Affiliates from Two (2) Years To Six (6) Months To Facilitate Capital Raising For Smaller Companies. Comments from the public were due by September 4, 2007.

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

2. If the SEC 144 Six (6) Month Rule is not adopted, the Company plans to prepare a SEC 506 Regulation D Private Placement 144 Equity Offerings in accordance with the existing two (2) year SEC 144 Rule. Upon completion of these offerings, several of the above described Companies would file SB-2 or

                                   18
SEI HOLDINGS, INC.
(f/k/a CRT Holdings, Inc.)
(f/k/a USAS Digital, Inc.)
(A Development Stage Company)

ITEM 2. MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS (CONTINUED)

S-3 Registration Statements to register common shares for resale. The proceeds of this proposed 506 Regulation D Private Placement will be used to repay this credit facility.

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

RESULTS OF OPERATIONS
---------------------
Comparison of the three months ended August 31, 2007
with the three months ended August 31, 2006
-------------------------------------------------------------------
Revenue for the three month periods ended August 31, 2007 and August 31, 2006 was $0.

Cost of sales, which includes depreciation expense, was $59 for both three month periods.

Operating expenses for the three months ended August 31, 2007 totaled $(36,450) compared to $(47,225) for the three months ended August 31, 2006. These charges consisted of general and administrative expenses which declined from the prior year period because costs associated with bringing the Company current with certain administrative requirements, including SEC filings, were greater during the prior year time period.

As a result of the incurrence of the administrative expenses and depreciation expense without the realization of revenues, the net loss for the three months ended August 31, 2007 was $(38,840) versus a net loss of $(47,680) recorded in the three months ended August 31, 2006.

Liquidity and Capital Resources
---------------------------------------
Currently there is no trading market for the Company's common stock, and there can be no assurance that any trading market will ever develop or, if such a market does develop, that it will continue. As noted above, upon effectiveness
                                      19
SEI HOLDINGS, INC.
(f/k/a CRT Holdings, Inc.)
(f/k/a USAS Digital, Inc.)
A Development Stage Enterprise

of a Registration Statement, the Company intends to apply to have its common stock listed for trading on the American Stock Exchange. If, for any reason, the Company does not meet the qualifications for listing on a major stock exchange, the Company's securities may be traded in the over-the-counter ("OTC") market.

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




                                      20
SEI HOLDINGS, INC.
(f/k/a CRT Holdings, Inc.)
(f/k/a USAS Digital, Inc.)
A Development Stage Enterprise

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

        None


ITEM 5. SUBSEQUENT EVENTS.

        None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits:







                                   21
SEI HOLDINGS, INC.
(f/k/a CRT Holdings, Inc.)
(f/k/a USAS Digital, Inc.)
A Development Stage Enterprise

EXHIBIT
 NUMBER     DESCRIPTION
--------    -------------------
  3.1      Articles of Amendment to Articles of Incorporation filed October 1,
             2007 changing the name of CRT Holdings, Inc. to SEI Holdings, Inc.

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

October 15, 2007                        By: /s/ Barney A. Richmond
                                              Barney A. Richmond,
                                              Chief Executive Officer

October 15, 2007                        By: /s/ Richard C. Turner
                                              Richard C. Turner,
                                              Chief Financial Officer
                                    22
SIGNATURES AND CERTIFICATIONS
EXHIBIT 31.1
CERTIFICATION REQUIRED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Barney A. Richmond, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of SEI HOLDINGS, Inc. (f/k/a CRT Holdings, Inc.),(f/k/a USAS Digital, Inc.).

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

Date: October 15, 2007
/s/ Barney A. Richmond
Barney A. Richmond
President                             23
EXHIBIT 31.2
CERTIFICATION REQUIRED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard C. Turner, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of SEI HOLDINGS, Inc. (f/k/a CRT Holdings, Inc.), (f/k/a USAS Digital, Inc.).

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

Date: October 15, 2007
/s/ Richard C. Turner
Richard C. Turner
Chief Financial Officer
                                      24
EXHIBIT 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Registration Statement of SEI HOLDINGS, INC. (f/k/a CRT Holdings, Inc.) ,(f/k/a USAS Digital, Inc.), a Florida corporation (the "Company"), on Form 10-QSB for the period ended August 31, 2007 as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, President of the Company, and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350, that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d)of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Barney A. Richmond

Barney A. Richmond
President
Date: October 15, 2007


/s/ Richard C. Turner

Richard C. Turner
Chief Financial Officer
Date: October 15, 2007


[A signed original of this written statement required by Section 906 has been provided to SEI HOLDINGS, INC. (f/k/a CRT Holdings, Inc.), (f/k/a USAS Digital, Inc.) and will be retained by SEI HOLDINGS, INC. and furnished to the Securities and Exchange Commission or its staff upon request.]

The Securities and Exchange Commission has not approved or disapproved of this Form 10-QSB nor has it passed upon its accuracy or adequacy.







                                      25