Form 10QSB
period 2007-11-30
CRT HOLDINGS, INC.
filed 2008-01-15
CIK 1321508

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB
      (Mark One)
      [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended November 30, 2007

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. [As of November 30, 2007 the issuer had 33,127,128 shares of common stock, $.01 Par Value, outstanding]

On March 3, 2005 USAS DIGITAL, INC. received Cusip Number: 90341K104

On March 23, 2005 USAS DIGITAL, INC. received CIK Number: 0001321508

(USAS Digital, Inc. changed its name to CRT Holdings, Inc. on November 30,
2005.)

(CRT Holdings, Inc. changed its name to SEI Holdings, Inc. on October 1,
2007.)




















































SEI HOLDINGS, INC.
(f/ka CRT Holdings,Inc.)           FORM 10-QSB               NOVEMBER 30, 2007
A Development Stage Enterprise
                                     INDEX
                                                                  PAGE NO.
PART I       FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS
          Report of Independent Registered Public Accounting Firm... 4

          Balance Sheets:
           November 30, 2007 and May 31, 2007 ...................... 5

          Statements of Operations:
           Six Months Ended November 30, 2007 and 2006 and from
           Inception, December 8, 2003 through November 30, 2007 ... 6

          Statements of Operations:
           Three Months Ended November 30, 2007 and 2006 ........... 7

          Statement of Changes in Shareholders' Equity from
           Inception May 31, 2005, through November 30, 2007 ....... 8

          Statement of Cash Flows
           Three Months Ended November 30, 2007 and 2006 and from
           Inception December 8, 2003 through November 30, 2007 .... 9

          Notes to Financial Statements............................. 11

ITEM 2 Management's Discussion and Analysis or Plan of Operation.....17

ITEM 3 Controls and Procedures.......................................21

PART II      OTHER INFORMATION

ITEM 1 Legal Proceedings.............................................22

ITEM 2 Unregistered Sales of Equity Securities and Use of
       Proceeds......................................................22

ITEM 3 Defaults Upon Senior Securities...............................22

ITEM 4 Submission of Matters to a Vote Of Security Holders ..........22

ITEM 5 Subsequent Events.............................................22

ITEM 6 Exhibits......................................................22

SIGNATURES AND CERTIFICATIONS........................................23

  Exhibit 31.1  Certification required under Section 302 of ........ 24 the Sarbanes-Oxley Act of 2002 by the CE0
  Exhibit 31.2  Certification required under Section 302 of ........ 25 the Sarbanes-Oxley Act of 2002 by the CFO
  Exhibit 32    Certification of CEO and CFO Pursuant to ........... 26
                Section 906 of the Sarbanes-Oxley Act
                                    3
                  Wieseneck, Andres & Company, P.A.
                   Certified Public Accountants
                   772 U.S. Highway 1, Suite 100
                  North Palm Beach, Florida 33408
                          (561) 626-0400


Thomas B. Andres, C.P.A.*, C.V.A.                 FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
SEI Holdings, Inc.
(f/k/a CRT Holdings, Inc.)
A Development Stage Enterprise
Jupiter, Florida

We have reviewed the accompanying balance sheets of SEI Holdings, Inc., (f/k/a CRT Holdings, Inc.) a Development Stage Enterprise, as of November 30, 2007 and May 31, 2006, and the related statements of operations for six month periods ended November 30, 2007 and 2006 and from Inception, December 8, 2003, through November 30, 2007, the related statements of operations for three month periods ended November 30, 2007 and 2006, the statement of changes in stockholders' equity from May 31, 2005 through November 30, 2007 and the statement of cash flows for the six month periods ended November 30, 2007 and 2006 and Inception, December 8, 2003 through November 30, 2007. These financial statements are the responsibility of the company's management.

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



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach, Florida
January 15, 2008




                                    4
SEI HOLDINGS, INC.
(f/k/a CRT Holdings, Inc.)
A Development Stage Enterprise
BALANCE SHEETS
(UNAUDITED)
                                       Nov 30, 2007         MAY 31, 2007
                                       ------------         ------------
ASSETS
  Current Assets
    Cash and Cash Equivalents          $       45           $       33
    Prepaid Expense                             8                    8
    Loan Receivable Related Party           3,900                4,000
                                        ----------          -----------
       Total Current Assets                 3,953                4,041
                                        ----------          -----------
       Property & Equipment, Net              313                  490
                                        ----------          -----------
TOTAL ASSETS                           $    4,266          $     4,531
                                        ==========          ===========

LIABILITIES & STOCKHOLDERS' EQUITY
  Liabilities
   Current Liabilities
    Accounts Payable                   $   16,360          $    10,763
    Loans Payable                           1,128                1,127
    Shareholder Loans Payable                 199                5,209
                                        ----------          -----------
     Total Current Liabilities             17,687               17,099
                                        ----------          -----------
    Total Liabilities                      17,687               17,099
                                        ----------          -----------
    Stockholders' Equity
     Common Stock $.01 par value:
       300 million shares authorized;
       Shares issued and outstanding:
       33,127,128 at November 30, 2007
       and 28,069,446 at May 31, 2007      331,271              280,694
       Paid-in Capital                      (2,811)              (3,811)
       Deficit Accumulated during
       the Development Stage              (341,881)            (289,451)
                                         ----------          -----------
    Total Stockholders' Equity             (13,421)             (12,568)
                                         ----------          -----------
TOTAL LIABILITIES
 & STOCKHOLDERS' EQUITY                 $    4,266          $     4,531
                                         ==========          ===========

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.







                                      5
SEI HOLDINGS, INC.
(f/k/a CRT Holdings, Inc.)
A Development Stage Enterprise
STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2007 AND 2006
AND FROM INCEPTION, DECEMBER 8, 2003, THROUGH NOVEMBER 30, 2007
(UNAUDITED)
                                                                INCEPTION
                                                            DECEMBER 8, 2003
                                                                 THROUGH
                                2007            2006        NOVEMBER 30, 2007
                            ------------    ------------      ------------
Revenues
  Net Sales                 $         -     $         -       $         -
  Cost of Sales                     178             118               871
                            ------------    ------------      ------------
    Gross Profit                   (178)           (118)             (871)

Operating Expenses
  General and Administrative     51,435          65,547           335,765
                            ------------    ------------      ------------
    Total Operating Expenses     51,435          65,547           335,765
                            ------------    ------------      ------------
    Loss from Operations        (51,613)        (65,665)         (335,765)
  Interest Expense                  817             686             5,245
                            ------------    ------------      ------------
Net Loss                    $   (52,430)    $   (66,351)      $  (341,881)
                            ============    ============      ============

Basic and Diluted
  Net Loss per Common Share $     (.002)    $     (.004)
                            ============    ============

Weighted Average Shares
            Outstanding      33,127,128      18,188,167
                            ============    ============

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
















                                      6

SEI HOLDINGS, INC.
(f/k/a CRT Holdings, Inc.)
A Development Stage Enterprise
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2007 AND 2006
(UNAUDITED)

                                       2007               2006
                                  ------------       ------------
Revenues
  Net Sales                        $        -         $        -
  Cost of Sales                           118                 59
                                  ------------       ------------
    Gross Profit                         (118)               (59)

Operating Expenses
  General and Administrative           14,985             18,322
                                  ------------       ------------
    Total Operating Expenses           14,985             18,322
                                  ------------       ------------
    Loss from Operations              (15,103)           (18,381)
  Interest Expense                        487                289
                                  ------------       ------------
Net Loss                           $  (15,590)        $  (18,670)
                                  ============       ============

Basic and Diluted
  Net Loss per Common Share        $    (.001)        $    (.001)
                                  ============       ============

Weighted Average Shares
            Outstanding            33,127,128         22,265,699
                                  ============       ============

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.




















                                      7
SEI HOLDINGS, INC.
(f/k/a CRT Holdings, Inc.)
A Development Stage Enterprise
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM INCEPTION, MAY 31, 2005, THROUGH NOVEMBER 30, 2007
(UNAUDITED)
                         Number    At Par    Add'l                  Total
                           of      Value    Paid In  Accumulated  Stockholder
                         Shares     $.01    Capital   (Deficit)     Equity
Balance,               ---------  --------  --------  ---------   -----------
  May 31, 2005          5,499,503  $ 54,995  $ (3,811) $ (38,141)   $  13,043

Convert Related Party
  Debt to Common Stock
  (See Note P)          6,819,882    68,198         -          -       68,198

Convert Professional
  Fees to Common Stock  1,000,000    10,000         -          -       10,000

Net Loss 2006                   -         -         -   (133,777)    (133,777)

Convert Debt to
 Common Stock
 (See Note P)          13,900,061   139,001         0          0      139,001

Convert Professional
 Fees to Common Stock     850,000     8,500         -          -        8,500


Net Loss 2007                   -         -         -   (117,533)    (117,533)
                        ---------  --------  --------  ---------   -----------
Balance,
 May 31, 2007          28,069,446   280,694    (3,811)  (289,451)     (12,568)

Convert Debt to
 Common Stock
 (See Note P)           3,357,682    33,577     1,000          0       34,577

Convert Professional
 Fees to Common Stock   1,700,000    17,000         -          -       17,000

Net Loss 11/30/07               -         -         -    (52,430)     (52,430)
                        ---------  --------  --------  ---------   -----------
Balance
  November 30, 2007    33,127,128 $ 331,271  $ (2,811) $(341,881)  $  (13,421)
                        ========== ========  ========  =========   ===========






Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.


                                     8
SEI HOLDINGS, INC.
(f/k/a CRT Holdings, Inc.)
A Development Stage Enterprise
STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2007 AND 2006
AND FROM INCEPTION, DECEMBER 8, 2003, THROUGH NOVEMBER 30, 2007
(UNAUDITED)

                                                                 INCEPTION
                                                             DECEMBER 8, 2003
                                                                  THROUGH
                                       2007         2006     NOVEMBER 30, 2007
                                    ----------   ----------     -----------
Cash Flows From Operating Activities
  Cash received from customers      $        -   $        -     $        -
  Cash paid to suppliers of goods
      and services                        (465)     (58,295)       (95,946)
  Income taxes paid                          -            -              -
  Interest paid                              -            -              -
  Interest received                          -            -              -
                                    ----------   ----------     -----------
   Net Cash Flows Used in
       Operating Activities               (465)     (58,295)       (95,946)
                                    ----------   ----------     -----------
Cash Flows From Investing Activities         -            -              -
                                    ----------   ----------     -----------
   Net Cash Flows Used in
        Investing Activities                 -            -              -

Cash Flows From Financing Activities
  Sale of Common Stock                       -       97,376         50,000
  Proceeds of loans from shareholders        -            -         36,586
  Repayment of loans
      to related parties                     -      (38,651)        (4,200)
  Loans from related parties               477            -         13,605
  Loans to related company                   -            -              -
                                    ----------   ----------     -----------
   Net Cash Flows Provided By
       (Used In) Financing Activities      477       58,725         95,991
                                    ----------   ----------     -----------
Net Increase / (Decrease) in Cash           12          430             45

Cash and Cash Equivalents at
 Beginning of Period                        33           84              0

                                    ----------   ----------     -----------
Cash and Cash Equivalents at
 End of Period                      $       45   $      514     $       45
                                    ==========   ==========     ===========

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.




                                      9
SEI HOLDINGS, INC.
(f/k/a CRT Holdings, Inc.)
A Development Stage Enterprise
STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED
NOVEMBER 30, 2007 AND 2006
(UNAUDITED)

Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities


                                                  2007               2006
                                              ------------       ------------

  Net Income (Loss)                           $   (52,430)       $   (66,351)

  Add items not requiring outlay of cash:
   Depreciation                                       118                118
   Convert related party debt to equity            29,250                  -
   Convert professional fees to equity             17,000                  -

 Cash was increased by:
   Decrease in prepaid assets                           -              5,000
   Increase in accounts payable                     5,597              2,938

 Cash was decreased by:
   Decrease in accounts payable                         -                  -
   Increase in prepaid assets                           -                  -
                                              ------------       ------------
      Net Cash Flows Used in
       Operating Activities                   $      (465)       $   (58,295)
                                              ============       ============


Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.



















                                     10

SEI HOLDINGS, INC.
(f/k/a CRT Holdings, Inc.)
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS

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



                                     11
SEI HOLDINGS, INC.
(f/k/a CRT Holdings, Inc.)
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS

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

NOTE D - PROPERTY AND EQUIPMENT

Equipment is recorded at cost and is being depreciated over its estimated useful life of seven years. Accumulated depreciation through November 30, 2007 is $313 and $490 Through May 31, 2007.

Depreciation expense for the three month periods ended November 30, 2007 and 2006 is $118 and $118, respectively, and is included in the cost of sales.

NOTE E - PREPAID EXPENSES

The Company has prepaid expenses at November 30, 2007 and May 31, 2007 in the amounts of $8 and $8 which consist of domain name registration fess.

NOTE F - CHANGE OF COMMON SHARES AUTHORIZED

The company changed the number of common shares authorized from 100 million to 300 million with the State of Florida on November 30, 2005. The par value of the common stock remains at $0.01 per share. The financial statements presented have been restated to reflect this change.





                                      12
SEI HOLDINGS, INC.
(f/k/a CRT Holdings, Inc.)
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS

NOTE G - SHAREHOLDER LOANS PAYABLE

The Loans Payable in the amounts of $1,128 and $1,127 at November 30, 2007 and May 31, 2007, respectively, are non-interest bearing, non-collateralized and due on demand.

The Shareholder Loans Payable at November 30, 2007 in the amount of $199 were non-interest bearing, non-collateralized and due on demand.

NOTE H - DEVELOPMENT STAGE ENTERPRISE

The Company has been and is currently in the development stage. It is the intention of management to merge or acquire a company engaged in an energy type of business.

NOTE I - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carryforward as of November 30, 2007 totals approximately $325,000. These carry forwards, which will be available to offset future taxable income, expire beginning in 2024.

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

NOTE J - STOCKHOLDERS' EQUITY

The computation of diluted loss per share for the six months ended November 30, 2007 does not include shares from potentially dilutive securities as the assumption of conversion or exercise of these would have an anti-dilutive effect on loss per share. In accordance with generally accepted accounting principles, diluted loss per share is calculated using the same number of potential common shares as used in the computation of loss per share before extraordinary items.







                                      13
SEI HOLDINGS, INC.
(f/k/a CRT Holdings, Inc.)
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS

NOTE K - DEFERRED TAX ASSET

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets are
as follows:                                            NOVEMBER 30, 2007
                                                       ----------------
       Loss carry forward for tax purposes             $      325,000
                                                       ================
       Deferred tax asset (34%)                               110,500
       Valuation allowance                                   (110,500)
                                                       ----------------
       Net deferred tax asset                          $            -
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

The Company is allocated certain expenses such as rent, travel and office & administrative that are paid on behalf of the Company by American Capital Holdings, Inc., a company that is related to the Company by mutual stockholders and Directors. The total of expenses allocated to the Company in the six months ended November 30, 2007 is $33,576 A portion or all of the liabilities payable to American Capital are converted to common stock and paid in capital at the end of each reporting period.

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

                                      14
SEI HOLDINGS, INC.
(f/k/a CRT Holdings, Inc.)
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS

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

                                     15
SEI HOLDINGS, INC.
(f/k/a CRT Holdings, Inc.)
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS

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

                                    16
SEI HOLDINGS, INC.
(f/k/a CRT Holdings, Inc.)
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS

NOTE O - COMMON STOCK (CONTINUED)

does not directly or indirectly own over fifty (50) percent of the outstanding voting shares of SEI Holdings, Inc.

NOTE P - SHAREHOLDER LOAN, RELATED COMPANY ACCOUNTS PAYABLE

The Company had a portion of its prior and current quarter accounts payable such as rent, administrative costs, tax preparation, SEC filing costs, etc. paid by a related company, American Capital Holdings, Inc., for the benefit of SEI Holdings, Inc. The related company invoiced SEI Holdings, Inc for the expenses it paid throughout the period on its behalf. In the year ended May 31, 2006, SEI Holdings, Inc reduced a portion of its outstanding accounts payable to the related company by $68,198 by issuing the company 6,819,882 shares of its common voting shares. See Note O related to the distribution of these shares. During the current quarter, the Company issued an additional 4,168,082 shares to the related company to pay for the remainder of its accounts payable. The Company has an outstanding balance due to American Capital Holdings, Inc. of $0 at November 30, 2007.


ITEM 2.  MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying financial statements for the six month periods ended November 30, 2007 and 2006 and the Form 10-KSB for the fiscal year ended May 31, 2007.

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



                                      17

SEI HOLDINGS, INC.
(f/k/a CRT Holdings, Inc.)
A Development Stage Company

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

                                   18
SEI HOLDINGS, INC.
(f/k/a CRT Holdings, Inc.)
A Development Stage Company

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


                                   19
SEI HOLDINGS, INC.
(f/k/a CRT Holdings, Inc.)
A Development Stage Company

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

RESULTS OF OPERATIONS
---------------------
Comparison of the six months ended November 30, 2007
with the six months ended November 30, 2006
-------------------------------------------------------------------
Revenue for the six month periods ended November 30, 2007 and November 30, 2006 was $0.

Cost of sales, which includes depreciation expense, was $118 for both six month periods.

Operating expenses for the six months ended November 30, 2007 totaled $(51,435) compared to $(65,547) for the six months ended November 30, 2006. These charges consisted of general and administrative expenses which declined from the prior year period because costs associated with bringing the Company current with certain administrative requirements, including SEC filings, were greater during the prior year time period.

As a result of the incurrence of the administrative expenses and depreciation expense without the realization of revenues, the net loss for the six months ended November 30, 2007 was $(52,430) versus a net loss of $(66,351) recorded in the six months ended November 30, 2006.

Liquidity and Capital Resources
---------------------------------------
Currently there is no trading market for the Company's common stock, and there can be no assurance that any trading market will ever develop or, if such a market does develop, that it will continue. As noted above, upon effectiveness

                                      20
SEI HOLDINGS, INC.
(f/k/a CRT Holdings, Inc.)
A Development Stage Enterprise

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





                                      21
SEI HOLDINGS, INC.
(f/k/a CRT Holdings, Inc.)
A Development Stage Enterprise

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

        None


ITEM 5. SUBSEQUENT EVENTS.

        None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits:








                                   22
SEI HOLDINGS, INC.
(f/k/a CRT Holdings, Inc.)
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

January 15, 2008                        By: /s/ Barney A. Richmond
                                              Barney A. Richmond,
                                              Chief Executive Officer

January 15, 2008                        By: /s/ Richard C. Turner
                                              Richard C. Turner,
                                              Chief Financial Officer

                                    23
SIGNATURES AND CERTIFICATIONS
EXHIBIT 31.1
CERTIFICATION REQUIRED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

Date: January 15, 2008
/s/ Barney A. Richmond
Barney A. Richmond
President                             24
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

Date: January 15, 2008
/s/ Richard C. Turner
Richard C. Turner
Chief Financial Officer
                                      25
EXHIBIT 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Registration Statement of SEI Holdings, Inc. (f/k/a CRT Holdings, Inc.) ,(f/k/a USAS Digital, Inc.), a Florida corporation (the "Company"), on Form 10-QSB for the period ended November 30, 2007 as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, President of the Company, and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350, that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d)of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Barney A. Richmond

Barney A. Richmond
President
Date: January 15, 2008


/s/ Richard C. Turner

Richard C. Turner
Chief Financial Officer
Date: January 1