Form 10QSB
period 2008-02-29
CRT HOLDINGS, INC.
filed 2008-04-15
CIK 1321508

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB
      (Mark One)
      [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended February 29, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. [As of February 29, 2008 the issuer had 33,995,034 shares of common stock, $.01 Par Value, outstanding]

On March 3, 2005 USAS DIGITAL, INC. received Cusip Number: 90341K104

On March 23, 2005 USAS DIGITAL, INC. received CIK Number: 0001321508

(USAS Digital, Inc. changed its name to CRT Holdings, Inc. on November 30,
2005.)

(CRT Holdings, Inc. changed its name to SEI Holdings, Inc. on October 1,
2007.)




















































SEI HOLDINGS, INC.
(f/ka CRT Holdings,Inc.)           FORM 10-QSB               February 29, 2008
A Development Stage Enterprise
                                     INDEX                        PAGE NO.
PART I                        FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS
          Report of Independent Registered Public Accounting Firm... 4

          Balance Sheets:
           February 29, 2008 and May 31, 2007 ...................... 5

          Statements of Operations:
           Nine Months Ended February 29, 2008 and February 28, 2007
            And from inception, December 8, 2003 through
            February 29, 2008 ...................................... 6

          Statements of Operations:
           Three Months Ended February 29, 2008 and
            February 28, 2007 ...................................... 7

          Statement of Changes in Shareholders' Equity from
           Inception May 31, 2005, through February 29, 2008 ....... 8

          Statement of Cash Flows
           Nine Months Ended February 29, 2008 and February 28, 2007
            And from inception December 8, 2003 through
            February 29, 2008 ...................................... 9

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


Thomas B. Andres, C.P.A.*, C.V.A.                 FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
SEI Holdings, Inc.
(f/k/a CRT Holdings, Inc.)
A Development Stage Enterprise
Jupiter, Florida

We have reviewed the accompanying balance sheets of SEI Holdings, Inc., (f/k/a CRT Holdings, Inc.) a Development Stage Enterprise, as of February 29, 2008 and May 31, 2007, and the related statements of operations for nine month periods Ended February 29, 2008 and February 28, 2007 and from Inception, December 8, 2003, through February 29, 2008, the related statements of operations for three month periods ended February 29, 2008 and February 28, 2007, the statement of changes in stockholders' equity from May 31, 2005 through February 29, 2008 and the statement of cash flows for the nine month periods ended February 29, 2008 and February 28, 2007 and Inception, December 8, 2003 through February 29, 2008. These financial statements are the responsibility of the company's management.

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



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach, Florida
April 15, 2008




                                    4
SEI HOLDINGS, INC.
(f/k/a CRT Holdings, Inc.)
A Development Stage Enterprise
BALANCE SHEETS
(UNAUDITED)
                                       FEB 29, 2008         MAY 31, 2007
                                       ------------         ------------
ASSETS
  Current Assets
    Cash and Cash Equivalents          $        7           $       33
    Prepaid Expense                             8                    8
    Loan Receivable Related Party           3,900                4,000
                                        ----------          -----------
       Total Current Assets                 3,953                4,041
                                        ----------          -----------
       Property & Equipment, Net              254                  490
                                        ----------          -----------
TOTAL ASSETS                           $    4,169          $     4,531
                                        ==========          ===========

LIABILITIES & STOCKHOLDERS' EQUITY
  Liabilities
   Current Liabilities
    Accounts Payable                   $   16,533          $    10,763
    Loans Payable                           1,128                1,127
    Shareholder Loans Payable                 121                5,209
                                        ----------          -----------
     Total Current Liabilities             17,782               17,099
                                        ----------          -----------
    Total Liabilities                      17,782               17,099
                                        ----------          -----------
    Stockholders' Equity
     Common Stock $.01 par value:
       300 million shares authorized;
       Shares issued and outstanding:
       33,995,034 at February 29, 2008
       and 28,069,446 at May 31, 2007      339,950              280,694
       Paid-in Capital                      (2,811)              (3,811)
       Deficit Accumulated during
       the Development Stage              (350,752)            (289,451)
                                         ----------          -----------
    Total Stockholders' Equity             (13,613)             (12,568)
                                         ----------          -----------
TOTAL LIABILITIES
 & STOCKHOLDERS' EQUITY                 $    4,169          $     4,531
                                         ==========          ===========

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.







                                      5
SEI HOLDINGS, INC.
(f/k/a CRT Holdings, Inc.)
A Development Stage Enterprise
STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007
AND FROM INCEPTION, DECEMBER 8, 2003, THROUGH FEBRUARY 29, 2008
(UNAUDITED)
                                                                INCEPTION
                                                            DECEMBER 8, 2003
                                                                 THROUGH
                            FEB 29, 2008    FEB 28, 2007    FEBRUARY 29, 2008
                            ------------    ------------      ------------
Revenues
  Net Sales                 $         -     $         -       $         -
  Cost of Sales                     237             178               930
                            ------------    ------------      ------------
    Gross Profit                   (237)           (178)             (930)

Operating Expenses
  General and Administrative     60,074          80,148           344,404
                            ------------    ------------      ------------
    Total Operating Expenses     60,074          80,148           344,404
                            ------------    ------------      ------------
    Loss from Operations        (60,311)        (80,326)         (345,334)

  Interest Expense                  990             686             5,418
                            ------------    ------------      ------------
Net Loss                    $   (61,301)    $   (81,012)      $  (350,752)
                            ============    ============      ============

Basic and Diluted
  Net Loss per Common Share $     (.002)    $     (.004)
                            ============    ============

Weighted Average Shares
            Outstanding      33,995,034      19,816,511
                            ============    ============

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
















                                      6
SEI HOLDINGS, INC.
(f/k/a CRT Holdings, Inc.)
A Development Stage Enterprise
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007
(UNAUDITED)

                                  FEB 29, 2008       FEB 28, 2007
                                  ------------       ------------
Revenues
  Net Sales                        $        -         $        -
  Cost of Sales                            59                 59
                                  ------------       ------------
    Gross Profit                          (59)               (59)

Operating Expenses
  General and Administrative            8,639             23,804
                                  ------------       ------------
    Total Operating Expenses            8,639             23,804
                                  ------------       ------------
    Loss from Operations               (8,698)           (23,863)
  Interest Expense                        173                  -
                                  ------------       ------------
Net Loss                           $   (8,871)        $  (23,863)
                                  ============       ============

Basic and Diluted
  Net Loss per Common Share        $    (.001)        $    (.002)
                                  ============       ============

Weighted Average Shares
            Outstanding            33,995,034         10,013,402
                                  ============       ============

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.




















                                      7
SEI HOLDINGS, INC.
(f/k/a CRT Holdings, Inc.)
A Development Stage Enterprise
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM INCEPTION, MAY 31, 2005, THROUGH FEBRUARY 29, 2008
(UNAUDITED)
                         Number    At Par    Add'l                  Total
                           of      Value    Paid In  Accumulated  Stockholder
                         Shares     $.01    Capital   (Deficit)     Equity
Balance,               ---------  --------  --------  ---------   -----------
  May 31, 2005          5,499,503  $ 54,995  $ (3,811) $ (38,141)   $  13,043

Convert Related Party
  Debt to Common Stock
  (See Note P)          6,819,882    68,198         -          -       68,198

Convert Professional
  Fees to Common Stock  1,000,000    10,000         -          -       10,000

Net Loss 2006                   -         -         -   (133,777)    (133,777)

Convert Debt to
 Common Stock
 (See Note P)          13,900,061   139,001         0          0      139,001

Convert Professional
 Fees to Common Stock     850,000     8,500         -          -        8,500


Net Loss 2007                   -         -         -   (117,533)    (117,533)
                        ---------  --------  --------  ---------   -----------
Balance,
 May 31, 2007          28,069,446   280,694    (3,811)  (289,451)     (12,568)

Convert Debt to
 Common Stock
 (See Note P)           4,225,588    42,256     1,000          0       43,256

Convert Professional
 Fees to Common Stock   1,700,000    17,000         -          -       17,000

Net Loss 02/29/08               -         -         -    (61,301)     (61,301)
                        ---------  --------  --------  ---------   -----------
Balance
  February 29, 2008    33,995,034 $ 339,950  $ (2,811) $(350,752)  $  (13,613)
                        ========== ========  ========  =========   ===========






Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.


                                     8
SEI HOLDINGS, INC.
(f/k/a CRT Holdings, Inc.)
A Development Stage Enterprise
STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007
AND FROM INCEPTION, DECEMBER 8, 2003, THROUGH FEBRUARY 29, 2008
(UNAUDITED)

                                                                 INCEPTION
                                                             DECEMBER 8, 2003
                                                                  THROUGH
                                       2008         2007     FEBRUARY 29, 2008
                                    ----------   ----------     -----------
Cash Flows From Operating Activities
  Cash received from customers      $        -   $        -     $        -
  Cash paid to suppliers of goods
      and services                        (466)     (72,913)       (95,946)
  Income taxes paid                          -            -              -
  Interest paid                              -            -              -
  Interest received                          -            -              -
                                    ----------   ----------     -----------
   Net Cash Flows Used in
       Operating Activities               (466)     (72,913)       (95,946)
                                    ----------   ----------     -----------
Cash Flows From Investing Activities         -            -              -
                                    ----------   ----------     -----------
   Net Cash Flows Used in
        Investing Activities                 -            -              -

Cash Flows From Financing Activities
  Sale of Common Stock                      42      112,001         50,042
  Proceeds of loans from shareholders       79            -         36,665
  Repayment of loans
      to related parties                  (158)      (38,651)       (4,358)
  Loans from related parties               477            -         13,605
  Loans to related company                   -            -             -
                                    ----------   ----------     -----------
   Net Cash Flows Provided By
       (Used In) Financing Activities      440       73,350         95,954
                                    ----------   ----------     -----------
Net Increase / (Decrease) in Cash          (26)          437             7

Cash and Cash Equivalents at
 Beginning of Period                        33           84              0

                                    ----------   ----------     -----------
Cash and Cash Equivalents at
 End of Period                      $        7   $      521     $        7
                                    ==========   ==========     ===========

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.




                                      9
SEI HOLDINGS, INC.
(f/k/a CRT Holdings, Inc.)
A Development Stage Enterprise
STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED
FEBRUARY 29, 2008 AND FEBRUARY 28, 2007
(UNAUDITED)

Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities


                                                  2008               2007
                                              ------------       ------------

  Net Income (Loss)                           $   (61,301)       $   (81,012)

  Add items not requiring outlay of cash:
   Depreciation                                       178                178
   Convert related party debt to equity            37,887                  -
   Convert professional fees to equity             17,000                  -

 Cash was increased by:
   Decrease in prepaid assets                           -              5,000
   Increase in accounts payable                     5,770              2,921

 Cash was decreased by:
   Decrease in accounts payable                         -                  -
   Increase in prepaid assets                           -                  -
                                              ------------       ------------
      Net Cash Flows Used in
       Operating Activities                   $      (466)       $   (72,913)
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

NOTE D - PROPERTY AND EQUIPMENT

Equipment is recorded at cost and is being depreciated over its estimated useful life of seven years. Accumulated depreciation through February 29, 2008 is $254 and $490 Through May 31, 2007.

Depreciation expense for the nine month periods ended February 29, 2008 and February 28, 2007 is $237 and $178, respectively, and is included in the cost of sales.

NOTE E - PREPAID EXPENSES

The Company has prepaid expenses at February 29, 2008 and May 31, 2007 in the amounts of $8 and $8 which consist of domain name registration fess.

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




                                      12
SEI HOLDINGS, INC.
(f/k/a CRT Holdings, Inc.)
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS

NOTE G - SHAREHOLDER LOANS PAYABLE

The Loans Payable in the amounts of $1,128 and $1,127 at February 29, 2008 and May 31, 2007, respectively, are non-interest bearing, non-collateralized and due on demand.

The Shareholder Loans Payable at February 29, 2008 in the amount of $121 were non-interest bearing, non-collateralized and due on demand.

NOTE H - DEVELOPMENT STAGE ENTERPRISE

The Company has been and is currently in the development stage. It is the intention of management to merge or acquire a company engaged in an energy type of business.

NOTE I - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carryforward as of February 29, 2008 totals approximately $325,000. These carry forwards, which will be available to offset future taxable income, expire beginning in 2024.

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







                                      13
SEI HOLDINGS, INC.
(f/k/a CRT Holdings, Inc.)
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS

NOTE K - DEFERRED TAX ASSET

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets are
as follows:                                            FEBRUARY 29, 2008
                                                       ----------------
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

NOTE L - RELATED PARTY TRANSACTIONS

The Company has loans payable due to related company entities. eCom eCom.com, Inc. is owed $28 for funds advanced to the Company for its operations. Diamond Energy Partners, Inc. (f/k/a AAB National Company) is owed $300. Click to Raffle.com is owed $800.

The Company is allocated certain expenses such as rent, travel and office & administrative that are paid on behalf of the Company by American Capital Holdings, Inc., a company that is related to the Company by mutual stockholders and Directors. The total of expenses allocated to the Company in the six months ended February 29, 2008 is $38,201 A portion or all of the liabilities payable to American Capital are converted to common stock and paid in capital at the end of each reporting period.

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

NOTE P - SHAREHOLDER LOAN, RELATED COMPANY ACCOUNTS PAYABLE

The Company had a portion of its prior and current quarter accounts payable such as rent, administrative costs, tax preparation, SEC filing costs, etc. paid by a related company, American Capital Holdings, Inc., for the benefit of SEI Holdings, Inc. The related company invoiced SEI Holdings, Inc for the expenses it paid throughout the period on its behalf. In the year ended May 31, 2006, SEI Holdings, Inc reduced a portion of its outstanding accounts payable to the related company by $68,198 by issuing the company 6,819,882 shares of its common voting shares. See Note O related to the distribution of these shares. During the current quarter, the Company issued an additional 4,168,082 shares to the related company to pay for the remainder of its accounts payable. The Company has an outstanding balance due to American Capital Holdings, Inc. of $0 at February 29, 2008.


ITEM 2.  MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying financial statements for the six month periods ended February 29, 2008 and February 28, 2007 and the Form 10-KSB for the fiscal year ended May 31, 2007.

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

A transcript of the March 12, 2007 confirmation hearing is attached as Exhibit
99.3. The Order Confirming the First Amended Joint Plan of Reorganization of Debtor and American Capital Holdings, Inc. as Modified was signed by Judge Friedman on March 23, 2007 and is attached as Exhibit 99.4. This order may also be viewed at the eCom website www.ecomecom.net under the bankruptcy link. A post confirmation status conference is scheduled for Monday September 10, 2007 at 2:30 PM at 1515 North Flagler Drive, Room 801, West Palm Beach, FL

                                   18
SEI HOLDINGS, INC.
(f/k/a CRT Holdings, Inc.)
A Development Stage Company

ITEM 2. MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS (CONTINUED)

On March 31, 2008 Joint Plan Proponent American Capital Holdings, Inc. and Debtor, eCom eCom.com, Inc. ("Proponents") received a March 28, 2008 United States Southern District of Florida Bankruptcy Court Order Granting Debtor-In-Possession's Motion For Final Decree Closing Case (C.P. #361) and Final Decree issued by the Honorable Paul G. Hyman, Jr. which closed eCom's successful Plan of Reorganization in re: Case No. 04-35435-BKC-PGH.

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

The new SEC 144 Rule will reduce eighteen (18) months off the time that the 144 restriction may be removed; and saves significant SEC registration fee costs for each company. This rule adopted by the SEC on December 15, 2007 assures that, 144 Private Placement shares will be automatically eligible for resale in six
(6) months.

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

Repayment of the promissory note will come from the following intended sources:
The SEC 144 Six (6) Month Rule was adopted on December 15, 2007 becoming effective on February 15, 2007. The Company plans to prepare a SEC 506 Regulation D Private Placement 144 Equity Offering. The proceeds of this proposed 506 Regulation D Private Placement will be used to repay this credit facility.
                                   19
SEI HOLDINGS, INC.
(f/k/a CRT Holdings, Inc.)
A Development Stage Company

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

RESULTS OF OPERATIONS
---------------------
Comparison of the nine months ended February 29, 2008
with the nine months ended February 28, 2007
-------------------------------------------------------------------
Revenue for the six month periods ended February 29, 2008 and February 28, 2007 was $0.

Cost of sales, which includes depreciation expense, was $178 for both nine month periods.

Operating expenses for the nine months ended February 29, 2008 totaled $(60,074) compared to $(80,148) for the nine months ended February 28, 2007. These charges consisted of general and administrative expenses which declined from the prior year period because costs associated with bringing the Company current with certain administrative requirements, including SEC filings, were greater during the prior year time period.

As a result of the incurrence of the administrative expenses and depreciation expense without the realization of revenues, the net loss for the nine months ended February 29, 2008 was $(61,301) versus a net loss of $(81,012) recorded in the nine months ended February 28, 2007.

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

April 15, 2008                          By: /s/ Barney A. Richmond
                                              Barney A. Richmond,
                                              Chief Executive Officer

April 15, 2008                          By: /s/ Richard C. Turner
                                              Richard C. Turner,
                                              Chief Financial Officer

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

Date: April 15, 2008
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

Date: April 15, 2008
/s/ Richard C. Turner
Richard C. Turner
Chief Financial Officer
                                      25
EXHIBIT 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Registration Statement of SEI Holdings, Inc. (f/k/a CRT Holdings, Inc.) ,(f/k/a USAS Digital, Inc.), a Florida corporation (the "Company"), on Form 10-QSB for the period ended February 29, 2008 as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, President of the Company, and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350, that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d)of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



/s/ Barney A. Richmond

Barney A. Richmond
President
Date: April 15, 2008


/s/ Richard C. Turner

Richard C. Turner
Chief Financial Officer
Date: April 15, 2008


[A signed original of this written statement required by Section 906 has been provided to SEI HOLDINGS, INC.