Form 10-Q
period 2008-08-31
SEI HOLDINGS, INC.
filed 2012-09-05
CIK 1321508

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number (000-51424)

Converted to a Florida Limited Partnership effective September 1, 2011 and renamed

STONELEIGH REALTY INVESTORS, LLLP

(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	20-1442373 (IRS Employer Identification No.)

1150 S US Highway 1, Suite 302
Jupiter, Florida	33477-7236
(Address of principal executive offices)	(Zip code)
(561) 249-1354
(Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☐   No ☒

     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐   No ☒

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined by Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒   No ☐
     As of September 4, 2012 there were 41,574,340 membership units outstanding as all common shares were converted to membership units effective September 1, 2011 on a one common share to one membership unit exchange.

SEI Holdings, Inc.

 (A Development Stage Company)
INDEX

		Page
	PART 1 FINANCIAL INFORMATION
Item 1	Condensed Financial Statements	4
	Condensed Balance Sheets as of August 31, 2008 (unaudited) and May 31, 2008	4
	Condensed Statements of Operations for the Three Months Ended August 31, 2008 and for the Period from March 28, 2008 (date of bankruptcy effectiveness) through August 31, 2008 (unaudited)	5
	Condensed Statement of Changes in Stockholders' Deficit for the Period from March 28, 2008 (date of bankruptcy effectiveness) through August 31, 2008 (unaudited)	6
	Condensed Statements of Cash Flows for the Three Months Ended August 31, 2008 and for the Period from March 28, 2008 (date of bankruptcy effectiveness) through August 31, 2008 (unaudited)	7
	Notes to Condensed Financial Statements (unaudited)	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13
Item 4.	Controls and Procedures	13

	PART 2 OTHER INFORMATION
Item 1.	Legal Proceedings	14
Item 1A.	Risk Factors	14
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 3.	Defaults Upon Senior Securities	14
Item 4.	Submission of Matters to a Vote of Security Holders	14
Item 5.	Other Information	14
Item 6.	Exhibits	14

	SIGNATURE	14

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

SEI Holdings, Inc.
(A Development Stage Company)

Condensed Balance Sheets

	August 31, 2008	May 31, 2008
Assets	(unaudited)
Current Assets
Cash and cash equivalents	$7	$7
Prepaid assets	0	0

Total current assets	7	7

Goodwill	0	0

Total assets	$7	$7

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$250	$250
Loans payable - related parties	121	121

Total current liabilities	371	371

Total liabilities	371	371

Commitments and Contingencies
Stockholders' Deficit:
Common stock, $.01 par value; 300,000,000 shares authorized; 35,514,340 and 35,009,340 shares issued and outstanding, respectively	355,143	350,093
Paid-in-capital	0	0
Par value in excess of reorganization value	(339,950)	(339,950)
Deficit accumulated during the development stage	(15,557)	(10,507)

Total stockholders' deficit	(364)	(364)

Total liabilities and stockholders' deficit	$7	$7

See accompanying notes to unaudited condensed financial statements.

SEI Holdings, Inc.
(A Development Stage Company)

Condensed Statements of Operations

(unaudited)

	Three Months Ended August 31, 2008	Period from March 28, 2008 (Date of Bankruptcy Effectiveness) Through August 31, 2008
Net Sales	$0	$0
Cost of Sales	0	0

Gross profit	0	0
Operating expenses:
General & administrative	5,050	15,433

Total operating expenses	5,050	15,433

Loss from operations	(5,050)	(15,433)

Other Expense
Loss on impairment	0	(124)

Other Expense	0	(124)

Net Loss	$(5,050)	$(15,557)

Basic and Diluted
Net loss per common share	$(.000)	$(.000)

Weighted-average shares outstanding:	35,014,829	34,602,954

See accompanying notes to unaudited condensed financial statements.

SEI Holdings, Inc.

(A Development Stage Company)

Condensed Statement of Changes in Stockholders' Deficit

 (unaudited)

	Common Stock		Add'l Paid in Capital	Par Value in Excess of Reorganization Value	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)
	Number of Shares	at Par Value $.01
Balance Mar. 28, 2008 (date of bankruptcy effectiveness)	33,995,034	$339,950	$0	$(339,950)	$0	$0
Issuance of common stock for services	1,014,306	10,143	0	0	0	10,143
Net loss March 28, 2008 through May 31, 2008	0	0	0	0	(10,507)	(10,507)

Balance May 31, 2008	35,009,340	350,093	0	(339,950)	(10,507)	(364)
Issuance of common stock for services	505,000	5,050	0	0	0	5,050
Net loss three months ended August 31, 2008	0	0	0	0	(5,050)	(5,050)

Balance August 31, 2008	35,514,340	$355,143	$0	$(339,950)	$(15,557)	$(364)

See accompanying notes to unaudited condensed financial statements.

SEI Holdings, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

(unaudited)

	Three Months Ended August 31, 2008	Period from March 28 2008 (Date of Bankruptcy Effectiveness) Through August 31, 2008
Cash flows from operating activities:
Net loss	$(5,050)	$(15,557)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	0	0
Stock-based compensation	5,050	15,193
Loss on impairment of goodwill	0	124
Changes in operating assets and liabilities
Decrease to prepaid assets	0	8
Increase in accounts payable and accrued expenses	0	232

Net cash used in operating activities	0	0

Investing Activities
Purchase of property and equipment	0	0

Net cash used in investing activities	0	0

Cash Flows From Financing Activities
Proceeds from related companies	0	0

Net cash provided by financing activities	0	0

Non Cash Transactions
Reorganization	0	0

Net increase (decrease) in cash	0	0

Cash at beginning of period	7	7

Cash at end of period	$7	$7

Supplemental Disclosure of Cash Flow Information:
Interest paid	$0	$0

Income taxes paid	$0	$0

See accompanying notes to unaudited condensed financial statements.

SEI Holdings, Inc.

(A Development Stage Company)

Notes to Condensed Financial Statements

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

SRI is structured as a master limited liability partnership that will own majority membership interests in each of the property owning entities that will be acquired by the company. The General Partners of SRI are Stoneleigh Manager, SRI LLC, and LCR Holdings, Inc.

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

NET LOSS PER COMMON SHARE

Basic net loss per common share is computed using the weighted average number of common shares outstanding during each period presented. Diluted net loss per common share is computed by using the weighted average number of common shares and potential common shares outstanding during the period. The Company has not issued any instruments resulting in potential common shares outstanding.

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

RECENTLY ISSUED ACCOUNTING STANDARDS - (continued)

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

RECENTLY ISSUED ACCOUNTING STANDARDS - (continued)

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

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

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

All conditions required for the adoption of fresh-start reporting were met upon emergence from the reorganization Proceedings on the Reorganization Effective Date.  As a result, the fair value of the Prior SEI Holdings assets became the new basis for the Company's statement of financial position as of the Fresh-Start Adoption Date, and all operations beginning on or after March 28, 2008 are related to the Successor Company.

As a result of the application of fresh-start reporting, the financial statements prior to and including March 28, 2008 represent the operations of the Prior SEI Holdings and are not comparable with the financial statements for periods on or after March 28, 2008.  References to "New SEI Holdings" refer to the Company on or after March 28, 2008, after giving effect to the application of fresh-start reporting. References to the "Prior SEI Holdings" refer to the Company prior to and including March 28, 2008.

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

Carrying Value of Goodwill March 28, 2008	$124
Impairment loss recorded on May 31, 2008	(124)
Implied fair value of goodwill on August 31, 2008	$0

Note E. Income Taxes

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had cumulative net operating loss carry-forwards for income tax purposes at August 31, 2008 of approximately $340,000, expiring through May 31, 2029. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

Note F. Related Party Transactions

The Company is allocated certain expenses such as rent, travel and administrative that are paid on behalf of the Company by American Capital Holdings, Inc., a company that is related to the Company by mutual stockholders and Directors. The total expenses allocated to the Company in the three months ended August 31, 2008 and for the period from March 28, 2008 (date of bankruptcy effectiveness) through August 31, 2008 was $5,050 and $15,193, respectively.

The Company has received cash advances from Richard Turner, CFO of the Company, in varying amounts and at various times subsequent to August 31, 2008. These related party loans were non-collateralized, non-interest bearing and due on demand. As of August 31, 2008 the balance owed Mr. Turner was $121.

Note G. Going Concern

As reflected in the accompanying unaudited condensed financial statements, the Company had a net  loss for the quarter ended August 31, 2008 of $5,050. The total accumulated deficit as of August 31, 2008 was $15,557. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and raise capital. The financial statements do not included any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Revenue for the three months ended August 31, 2008 was $0.

Total operating expenses for the three months ended August 31, 2008 was $5,050.

The operations for the three months ended August 31, 2008 resulted in a net loss of $5,050.

History of the Company

To review the History of the Company, see Part 1, Item 1 of our annual report filed for the Period May 31, 2008.  That note is hereby incorporated by reference into this Part 1, Item 2.

Recently Adopted Accounting Pronouncements

For a discussion of recently adopted accounting pronouncements, see Note B to our  financial statements at Part 1, Item 1 to this quarterly report.

Accounting Pronouncements That We Have Not Yet Adopted

For a discussion of recently issued accounting pronouncements that we have not yet adopted, see Note B to our  financial statements at Part 1, Item 1 to this quarterly report.

Forward-Looking Statements

This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of the federal securities laws. Statements regarding future events and developments and our future performance, as well as management's current expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws.  Actual results could differ materially from those set forth in the forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of August 31, 2008, pursuant to Rule 13a-15(b) under the Securities Exchange Act.  Based upon that evaluation, our Certifying Officer concluded that, as of August 31, 2008, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.  There has been no change in our internal control over financial reporting during the three months ended August 31, 2008, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our Certifying Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, he concluded that our internal control over financial reporting was effective as of August 31, 2008.

PART 2. OTHER INFORMATION
Item 1. Legal Proceedings
None

Item 1A. Risk Factors
There have been no material changes to the risk factors presently disclosed in our May 31, 2008 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote by the security holders during the three months ended August 31, 2008.
Item 5. Other Information
None
Item 6. Exhibits
(a) Exhibits

Exhibit 31.1	Certification pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEI Holdings, Inc.
Date: September 4, 2012	By:	/s/ Richard C. Turner
Richard C. Turner
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)