Form 10-K
period 2009-05-31
SEI HOLDINGS, INC.
filed 2012-09-05
CIK 1321508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2009

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

As of September 4, 2012 there were 41,574,340 membership units outstanding as all common shares were converted to membership units effective September 1, 2011 on a one common share to one membership unit exchange.

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

Effective September 1, 2011, pursuant to s. 620.2101(1), Florida Statute, SEI Holdings, Inc. elected to convert to a Florida limited partnership and change its name to Stoneleigh Realty Investors, LLLP.  In accordance with section 620.2104 of the Florida Revised Uniform Limited Partnership Act of 2005 an organization other than a limited partnership may convert to a limited partnership.  Also effective September 1, 2011 the fiscal year of the converted limited liability partnership will change from May 31 to December 31.  See exhibit 3.3.

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

On March 20, 2006 a hearing was held regarding "EX-PARTE MOTION FOR RECONSIDERATION OF ORDER DISAPPROVING EMPLOYMENT OF DEBTOR'S AUDITORS NUNC PRO TUNC TO NOVEMBER 29, 2004 AND FOR ENTRY OF AN ORDER APPROVING RETENTION OF AUDITORS", which was Wienseneck & Andres, P.A. A copy of this March 20, 2006 Court transcript is enclosed as Exhibit No. 99.3. An Order was entered approving the retention of Wieseneck & Andres, P.A. as eCom and the subsidiaries' auditors. A copy of this March 21, 2006 Order is appended herein as Exhibit No. 99.4. On August 18, 2006, a Joint Plan of Reorganization was filed by the Debtor, eCom eCom.com, Inc. and Joint Plan Proponent American Capital Holdings, Inc. A copy of this Joint Plan of Reorganization can be viewed at ecomecom.net under the title "Bankruptcy News" by clicking the "read more" link on the August 18, 2006 entry.

On August 25, 2006, a Disclosure Statement was filed by the Debtor, eCom eCom.com, Inc. and Joint Plan Proponent American Capital Holdings, Inc. A copy of this Disclosure Statement can be viewed at ecomecom.net under the title "Bankruptcy News" by clicking the "read more" link on the August 25, 2006 entry. A copy of this Disclosure Statement is appended herein as Exhibit 99.5.

On December 28, 2006 an Order was entered titled "ORDER (I) APPROVING DISCLOSURE STATEMENT*;(II) SETTING HEARING ON CONFIRMATION OF PLAN; (III) SETTING HEARING ON FEE APPLICATIONS;(IV) SETTING VARIOUS DEADLINES; AND (V) DESCRIBING PLAN PROPONENTS' OBLIGATIONS". A copy of this five (5) part Order can be viewed at ecomecom.net under the title "Bankruptcy News" by clicking the "read more" link on the December 28, 2006 entry described as "ORDER (I) APPROVING DISCLOSURE STATEMENT*;(11) SETTING HEARING ON CONFIRMATION OF PLAN; (111) SETTING HEARING ON FEE APPLICATIONS; (IV) SETTING VARIOUS DEADLINES; AND (V) DESCRIBING PLAN PROPONENTS' OBLIGATIONS". A copy of this Order, Disclosure Statement etc. is affixed herein as Exhibit No. 99.6.

On January 3, 2007, Joint Plan Proponent, American Capital Holdings, Inc. and the Debtor, eCom eCom.com, Inc. filed the First Amended Disclosure Statement. A copy of this Disclosure Statement can be viewed at ecomecom.net under the title "Bankruptcy News" by clicking the "read more" link on the January 3, 2006 entry described as First Amended Disclosure Statement. This Disclosure Statement was reviewed by the SEC on numerous occasions (with many comments/suggestions) and was ultimately approved by the Court, which is further described herein and below.

On January 3, 2007, Joint Proponent, American Capital Holdings, Inc. and the Debtor, eCom eCom.com, Inc. filed the First Amended Joint Plan of Reorganization ("The Plan"). A copy of this Plan can be viewed at ecomecom.net under the title "Bankruptcy News" by clicking the "read more" link on the January 3, 2007 entry described as First Amended Joint Plan of Reorganization. A copy of the Plan of Reorganization is appended herein as Exhibit No 99.7.

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

A Confirmation hearing was held on March 12, 2007. In attendance of the hearing was Ms. Denyese Heffner, representing the United States Department of Justice U.S. Trustee's Office, Mr. Gordon Robinson, Esq. representing the United States Securities & Exchange Commission ("SEC"), Mr. Michael D. Seese, representing eCom eCom.com, Inc. and Mr. Mark W. Fisher, Esq. representing American Capital Holdings, Inc. The result of this hearing was court approval and confirmation for eCom and the subsidiaries Plan of Reorganization. A copy of the court transcript is attached as Exhibit No. 99.8. The Order Confirming the First Amended Joint Plan of Reorganization of Debtor and Joint Plan Proponent American Capital Holdings, Inc., as Modified, was signed by the Honorable Judge Steven H. Friedman on March 23, 2007 and is attached as Exhibit 99.9. This Confirmation Order may also be viewed at the eCom website www.ecomecom.net under the bankruptcy link.

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

RESULTS OF OPERATIONS:

Revenue for the year ended May 31, 2009 and for the period from March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2008 was $0.

Administrative expenses totaling $20,657 in fiscal year 2009 were the result of the company focusing its efforts towards keeping the Company current with rent, transfer work, and other administrative costs.  Audit fees for the year ending May 31, 2008 and 2009 will be incurred during the calendar year ending December 31, 2012 as new registered auditors were retained by SRI.

The operations for the year ended May 31, 2009 resulted in a net loss of $20,657.  For the period from June 1, 2007 through March 28, 2008 (date of bankruptcy effectiveness) the Company wrote off a related company receivable of $4,000.  Also as a result of bankruptcy effectiveness on March 28, 2008 the company was relieved of certain debt and accounts payable resulting in a gain of $1,228.

LIQUIDITY AND CAPITAL RESOURCES

	Year Ended May 31, 2009	Period from March 28 2008 (Date of Bankruptcy Effectiveness) Through May 31 2008	Period from March 28 2008 (Date of Bankruptcy Effectiveness) Through May 31 2009
Net cash (used in) provided by operating activities	$(157)	$0	$(157)
Cash flows from investing activities	0	0	0
Cash flows from financing activities	150	0	150
Net increase (decrease) in cash	(7)	0	(7)
Cash at end of period	0	7	0

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into any financial derivative instruments that expose us to material market risk, including any instruments designed to hedge the impact of foreign currency exposures. We may, however, hedge such exposure to foreign currency exchange rate fluctuations in the future.

ITEM 8.	FINANCIAL STATEMENTS

The page numbers for the financial statement categories are as follows:

INDEX - PART F/S	PAGE NUMBER

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets as of May 31, 2009 and 2008	F-3

Statements of Operations for the Twelve Months Ended May 31, 2009, for the Periods from March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2009 and 2008	F-4

Statement of Changes in Stockholders' Deficit for the Period from March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2009	F-5

Statements of Cash Flows for the Twelve Months Ended May 31, 2009, for the Periods from March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2009 and 2008	F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PYBUS & COMPANY, P.A.

CERTIFIED PUBLIC ACCOUNTANTS

AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS FLORIDA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS	319 CLEMATIS ST., SUITE 810 WEST PALM BEACH, FLORIDA 33401 PHONE: 561.282.1870 FAX: 561.282.1871 WWW.PYBUSCPA.COM

To the Board of Directors and Stockholders of

SEI Holdings, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of SEI Holdings, Inc. (A Development Stage Company) as of May 31, 2009 and 2008, and the related statements of operations, changes in stockholders' deficit and cash flows for the period March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2009.  SEI Holdings, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.   The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SEI Holdings, Inc. (A Development Stage Company) as of May 31, 2009 and 2008, and the results of its operations and its cash flows for the period March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note G the Company has incurred significant losses.  The Company's viability is dependent upon its ability to obtain future financing and the success of its future operations.  These factors raise substantial doubt as to the Company's ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Pybus & Company, P.A.

Pybus & Company, P.A.

Certified Public Accountants

West Palm Beach, Florida

September 4, 2012

SEI HOLDINGS, INC.

(A Development Stage Company)

BALANCE SHEETS

	May 31,
	2009	2008
Assets
Current Assets
Cash and cash equivalents	$0	$7
Prepaid assets	0	0

Total current assets	0	7

Goodwill	0	0

Total assets	$0	$7

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$550	$250
Loans payable - related parties	271	121

Total current liabilities	821	371

Total liabilities	821	371

Commitments and Contingencies
Stockholders' Deficit:
Common stock, $.01 par value; 300,000,000 shares authorized; 37,029,340 and 35,009,340 shares issued and outstanding, respectively	370,293	350,093
Paid-in-capital	0	0
Par value in excess of reorganization value	(339,950)	(339,950)
Deficit accumulated during the development stage	(31,164)	(10,507)

Total stockholders' deficit	(821)	(364)

Total liabilities and stockholders' deficit	$0	$7

The accompanying notes are an integral part of these financial statements.

SEI HOLDINGS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Twelve Months Ended May 31, 2009	Period from March 28, 2008 (Date of Bankruptcy Effectiveness) Through May 31, 2008	Period from March 28, 2008 (Date of Bankruptcy Effectiveness) Through May 31, 2009
Net Sales	$0	$0	$0
Cost of Sales	0	0	0

Gross profit	0	0	0

Operating expenses:
General & administrative (1)	20,657	10,383	31,040

Total operating expenses	20,657	10,383	31,040

Loss from operations	(20,657)	(10,383)	(31,040)

Other Income (Expense)
Loss on impairment	0	(124)	(124)

Net Other Income (Expense)	0	(124)	(124)

Net loss	$(20,657)	$(10,507)	$(31,164)

Basic and Diluted
Net loss per common share	$(.001)	$(.000)	$(.001)

Weighted-average shares outstanding:	35,771,682	33,997,813	35,508,999

(1) Includes stock based compensation of  $20,200 for year ended May 31, 2009, $10,143 for the period from March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2008.

The accompanying notes are an integral part of these financial statements.

SEI HOLDINGS, INC.

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

	Common Stock		Add'l Paid in Capital	Par Value in Excess of Reorganization Value	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)
	Number of Shares	at Par Value $.01
Balance Mar. 28, 2008 (date of bankruptcy effectiveness)	33,995,034	$339,950	$0	$(339,950)	$0	$0
Issuance of common stock for services	1,014,306	10,143	0	0	0	10,143
Net loss March 28, 2008 through May 31, 2008	0	0	0	0	(10,507)	(10,507)

Balance May 31, 2008	35,009,340	350,093	0	(339,950)	(10,507)	(364)
Issuance of common stock for services	2,020,000	20,200	0	0	0	20,200
Net loss year ended May 31, 2009	0	0	0	0	(20,657)	(20,657)

Balance May 31, 2009	36,524,340	$370,293	$0	$(339,950)	$(31,164)	$(821)

The accompanying notes are an integral part of these financial statements.

SEI HOLDINGS, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	Twelve Months Ended May 31, 2009	Period from March 28 2008 (Date of Bankruptcy Effectiveness) Through May 31, 2008	Period from March 28 2008 (Date of Bankruptcy Effectiveness) Through May 31, 2009
Cash flows from operating activities:
Net loss	$(20,657)	$(10,507)	$(31,164)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	0	0	0
Stock-based compensation	20,200	10,143	30,343
Loss on impairment of goodwill	0	124	124
Changes in operating assets and liabilities
Decrease to prepaid assets	0	8	8
Increase (decrease) to accounts payable and accrued expenses	300	232	532

Net cash used in operating activities	(157)	0	(157)

Investing Activities
Purchase of property and equipment	0	0	0

Net cash used in investing activities	0	0	0

Cash Flows From Financing Activities
Proceeds from related companies	150	0	150

Net cash provided by financing activities	150	0	150

Non Cash Transactions
Reorganization	0	0	0

Net increase (decrease) in cash	(7)	0	(7)

Cash at beginning of period	7	7	7

Cash at end of period	$0	$7	$0

Supplemental Disclosure of Cash Flow Information:
Interest paid	$0	$0	$0

Income taxes paid	$0	$0	$0

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

Effective September 1, 2011, pursuant to s. 620.2101(1), Florida Statute, SEI Holdings, Inc. elected to convert to a Florida limited partnership and change its name to Stoneleigh Realty Investors, LLLP.  In accordance with section 620.2104 of the Florida Revised Uniform Limited Partnership Act of 2005 an organization other than a limited partnership may convert to a limited partnership.  Also effective September 1, 2011 the fiscal year of the converted limited liability partnership will change from May 31 to December 31.  See exhibit 3.3.

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

In October 2008, the FASB issued FSP FAS No. 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active." This FSP clarifies the application of SFAS No. 157, "Fair Value Measurements," in a market that is not active. The FSP also provides examples for determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued. The impact of adoption was not material to the Company's financial condition.

In June 2008, the FASB issued EITF Issue No. 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share under the two-class method. The EITF 03-6-1 affects entities that accrue dividends on share-based payment awards during the awards' service period when the dividends do not need to be returned if the employees forfeit the award. EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008. The adoption of EITF 03-6-1 did not impact the Company's financial position and results of operations.In April 2008, the FASB issued FSP FAS No. 142-3, "Determination of the Useful Life of Intangible Assets", which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 "Goodwill and Other Intangible Assets". The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) "Business Combinations" and other U.S. generally accepted accounting principles. The adoption of FSP FAS No. 142-3 did not have a material impact on the Company's financial statements.

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

In April 2009, the Financial Accounting Standards Board issued Statement ("FASB") issued FASB Staff Position "FSP" No. SFAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments".  This FSP amends SFAS No. 107 to require disclosures about fair values of financial instruments for interim reporting periods as well as in annual financial statements.  The FSP also amends Accounting Principles Board Opinions "APB Opinion" No. 28 to require those disclosures in summarized financial information at interim reporting periods.  This FSP becomes effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of this FSP is not expected to have a material impact on our consolidated financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

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

Note D. Goodwill - (continued)

During the period March 28, 2008 (date of bankruptcy effectiveness) to May 31, 2008 if was determined that the carrying value of goodwill should be reduced as there were no cash flows to support the valuation.

Carrying Value of Goodwill March 28, 2008	$124
Impairment loss recorded on May 31, 2008	(124)
Implied fair value of goodwill on May 31, 2009	$0

Note E. Income Taxes

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had cumulative net operating loss carry-forwards for income tax purposes at May 31, 2009 of approximately $360,000, expiring through May 31, 2028. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

Note F. Related Party Transactions

The Company is allocated certain expenses such as rent, travel and administrative that are paid on behalf of the Company by American Capital Holdings, Inc., and United States Financial Group, Inc. companies that are related to the Company by mutual stockholders and Directors. The total expenses allocated to the Company for the year ended May 31, 2009 was $20,200 and for the  period from March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2009  was $30,343.

These expenses were paid with the issuance of 2,020,000 shares of commons stock for the year ended May 31, 2009 and 1,014,306 shares for the period from March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2008.  Because there is no market for the Company's common stock and the Company has no assets, shares were issued at the shares par value of $.01 per share, which approximated the value of services received.

The Company has received cash advances from Richard Turner, CFO of the Company, in varying amounts and at various times subsequent to May 31, 2009. These related party loans were non-collateralized, non-interest bearing and due on demand. As of May 31, 2009 the balance owed Mr. Turner was $271.

Note G. Going Concern

As reflected in the accompanying financial statements, the Company had a net loss for the year ended May 31, 2009 of $20,657. The total accumulated deficit as of May 31, 2009 was $31,164. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and raise capital. The financial statements do not included any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of May 31, 2009, pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our Certifying Officer concluded that, as of May 31, 2009, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in our internal control over financial reporting during the year ended May 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our Certifying Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, he concluded that our internal control over financial reporting was effective as of May 31, 2009.

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

Audit Fees. The aggregate fees billed to the Company for professional services rendered for the audit of the Company's annual financial statements, review of the Company's quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was $0 for the year ended May 31, 2009 and $0 for the period from March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2008 and $4,800 for the period from June 1, 2007 through May 28, 2008 (date of bankruptcy effectiveness).  Audit fees for the year ending May 31, 2008 and 2009 will be incurred during the calendar year ending December 31, 2012 as new registered auditors were retained.

Other Fees. Other fees billed to the Company by accountants for consultation services, research and client assistance totaled $0 for the year ended May 31, 2009 and $0 for the period from March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2008 and $0 for the period from June 1, 2007 through May 28, 2008 (date of bankruptcy effectiveness).

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

ITEM NO.	DESCRIPTION OF EXHIBIT
3.1	Articles of Incorporation of the Company filed December 8, 2003 (incorporated by reference to the Company's Form 10SB)
3.2	Bylaws of the Company (incorporated by reference to the Company's Form 10SB)
3.3	Certificate of Conversion into a Florida Limited Liability Limited Partnership (1)
31.1	Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CEO
31.2	Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CFO
32	Section 1350 Certification
99.1	July 18, 2005 letter from the Securities and Exchange Commission asking USAS Digital to provide legal analysis for their "spin-off" share issuance. (2)
99.2	August 15, 2005 legal analysis from Barney A. Richmond Filed in response to the SEC July 18, 2005 letter. (2)
99.3	Transcript of March 20, 2006 Confirmation Hearing of debtor eCom eCom.com, Inc. (2)
99.4	Order dated March 21, 2006 approving employment of Debtor's Auditors to November 29, 2004. (2)
99.5	Disclosure Statement was filed by the Debtor, eCom eCom.com, Inc. and Joint Plan Proponent American Capital Holdings, Inc. dated August 25, 2006. (2)
99.6	Order dated December 28, 2006 approving Disclosure Statement, setting a hearing date on plan confirmation and setting hearings on fee applications. (2)
99.7	First Amended Joint Plan of Reorganization filed on January 3, 2007 by American Capital Holdings and eCom. (2)
99.8	Transcript of March 12, 2007 Confirmation Hearing of debtor eCom eCom.com, Inc. (2)
99.9	Order dated March 23, 2007 confirming the First Amended Joint Plan of Reorganization of Debtor and American Capital Holdings Inc. (2)
99.10	PCAOB Release No. 104-2005-117, dated October 27, 2005. (2)
99.11	Correspondence from American Capital Holdings, Inc. addressed to Mr. Mark W. Olsen, Chairman and Ms. Angela Desmond, Chief of Staff of the PCAOB. (2)
99.12	Letter dated February 15, 2008 from Claudius Modesti, the PCAOB's Director of Enforcement and Investigations. (2)
99.13	Letter dated February 15, 2008 by Jay Gordon Seymour, General Counsel for the PCAOB to Mr. Barney A. Richmond (2)
99.14	March 28, 2008 Order For Final Decree of the eCom bankruptcy case (including the above describe subsidiaries). (2)
99.15	PCAOB Release No. 105-2008-001 dated April 22, 2008 (2)
99.16	Letter from ACH and the spin-off companies to Thomas B. Andres, CPA, Wieseneck & Andres, P.A. dated October 5, 2009. (2)
99.17	Mr. Turner's October 14, 2009 confirmation letter to Thomas Andres (2)

(1) Incorporated by reference to Form 8-K exhibit 99.1 filed on August 31, 2011. (SEC accession number 0001321508-11-000003)

(2) Incorporated by reference to Form 10-K for the year ended May 31, 2008. (SEC accession number 0001321508-12-000002)

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Jupiter, Florida, on September 4, 2012.

SEI HOLDINGS, INC. (Registrant)

By	/s/ RICHARD C. TURNER
Richard C. Turner CHIEF FINANCIAL OFFICER AND TREASURER [PRINCIPAL FINANCIAL OFFICER AND PRINCIPAL ACCOUNTING OFFICER]

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ BARNEY A. RICHMOND Barney A. Richmond	President, Chief Executive Officer and Director (principal executive officer)	September 4, 2012

/S/ RICHARD C. TURNER Richard C. Turner	Treasurer, Chief Financial Officer and Director (principal financial officer and principal accounting officer)	September 4, 2012