Form 10-Q
period 2009-08-31
STONELEIGH REALTY INVESTORS, LLLP
filed 2012-09-11
CIK 1321508

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2009

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

Yes ☒   No ☐
      As of September 10, 2012 there were 41,574,340 membership units outstanding as all common shares were converted to membership units effective September 1, 2011 on a one common share to one membership unit exchange.

SEI Holdings, Inc.

 (A Development Stage Company)
INDEX

		Page
	PART 1 FINANCIAL INFORMATION
Item 1	Condensed Financial Statements	4
	Condensed Balance Sheets as of August 31, 2009 (unaudited) and May 31, 2009	4
	Condensed Statements of Operations for the Three Months Ended August 31, 2009 and 2008 and for the Period from March 28, 2008 (date of bankruptcy effectiveness) through August 31, 2009 (unaudited)	5
	Condensed Statement of Changes in Stockholders' Deficit for the Period from March 28, 2008 (date of bankruptcy effectiveness) through August 31, 2009 (unaudited)	6
	Condensed Statements of Cash Flows for the Three Months Ended August 31, 2009 and 2008 and for the Period from March 28, 2008 (date of bankruptcy effectiveness) through August 31, 2009 (unaudited)	7
	Notes to Condensed Financial Statements (unaudited)	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Controls and Procedures	14

	PART 2 OTHER INFORMATION
Item 1.	Legal Proceedings	15
Item 1A.	Risk Factors	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 5.	Other Information	15
Item 6.	Exhibits	15

	SIGNATURE	15

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

SEI Holdings, Inc.
(A Development Stage Company)

Condensed Balance Sheets

	August 31, 2009	May 31, 2009
Assets	(unaudited)
Current Assets
Cash and cash equivalents	$0	$0
Prepaid assets	0	0

Total current assets	0	0

Goodwill	0	0

Total assets	$0	$0

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$550	$550
Loans payable - related parties	5,377	271

Total current liabilities	5,927	821

Total liabilities	5,927	821

Commitments and Contingencies
Stockholders' Deficit:
Common stock, $.01 par value; 300,000,000 shares authorized; 37,029,340 and 37,029,340 shares issued and outstanding, respectively	370,293	370,293
Paid-in-capital	0	0
Par value in excess of reorganization value	(339,950)	(339,950)
Deficit accumulated during the development stage	(36,270)	(31,164)

Total stockholders' deficit	(5,927)	(821)

Total liabilities and stockholders' deficit	$0	$0

See accompanying notes to unaudited condensed financial statements.

SEI Holdings, Inc.
(A Development Stage Company)

Condensed Statements of Operations

(unaudited)

	Three Months Ended August 31,		Period from March 28, 2008 (Date of Bankruptcy Effectiveness) Through August 31, 2009
	2009	2008
Net Sales	$0	$0	$0
Cost of Sales	0	0	0

Gross profit	0	0	0
Operating expenses:
General & administrative	5,106	5,050	36,146

Total operating expenses	5,106	5,050	36,146

Loss from operations	(5,106)	(5,050)	(36,146)

Other Expense
Loss on impairment	0	0	(124)

Other Expense	0	0	(124)

Net Loss	$(5,106)	$(5,050)	$(36,270)

Basic and Diluted
Net loss per common share	$(.000)	$(.000)	$(.001)

Weighted-average shares outstanding:	37,029,340	35,014,829	35,777,466

See accompanying notes to unaudited condensed financial statements.

SEI Holdings, Inc.

(A Development Stage Company)

Condensed Statement of Changes in Stockholders' Deficit

 (unaudited)

	Common Stock		Add'l Paid in Capital	Par Value in Excess of Reorganization Value	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)
	Number of Shares	at Par Value $.01
Balance Mar. 28, 2008 (date of bankruptcy effectiveness)	33,995,034	$339,950	$0	$(339,950)	$0	$0
Issuance of common stock for services	1,014,306	10,143	0	0	0	10,143
Net loss March 28, 2008 through May 31, 2008	0	0	0	0	(10,507)	(10,507)

Balance May 31, 2008	35,009,340	350,093	0	(339,950)	(10,507)	(364)
Issuance of common stock for services	2,020,000	20,200	0	0	0	20,200
Net loss year ended May 31, 2009	0	0	0	0	(20,657)	(20,657)

Balance May 31, 2009	37,029,340	370,293	0	(339,950)	(31,164)	(821)
Net loss three months ended August 31, 2009	0	0	0	0	(5,106)	(5,106)

Balance August 31, 2009	37,029,340	$370,293	$0	$(339,950)	$(36,270)	$(5,927)

See accompanying notes to unaudited condensed financial statements.

SEI Holdings, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

(unaudited)

	Three Months Ended August 31,		Period from March 28 2008 (Date of Bankruptcy Effectiveness) Through August 31, 2009
	2009	2008
Cash flows from operating activities:
Net loss	$(5,106)	$(5,050)	$(36,270)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	0	0	0
Stock-based compensation	0	5,050	30,343
Loss on impairment of goodwill	0	0	124
Changes in operating assets and liabilities
Decrease to prepaid assets	0	0	8
Increase in accounts payable and accrued expenses	0	0	532

Net cash used in operating activities	(5,106)	0	(5,263)

Investing Activities
Purchase of property and equipment	0	0	0

Net cash used in investing activities	0	0	0

Cash Flows From Financing Activities
Stockholder loan	5,106	0	5,256

Net cash provided by financing activities	5,106	0	5,256

Non Cash Transactions
Reorganization	0	0	0

Net decrease in cash	0	0	(7)

Cash at beginning of period	0	7	7

Cash at end of period	$0	$7	$0

Supplemental Disclosure of Cash Flow Information:
Interest paid	$0	$0	$0

Income taxes paid	$0	$0	$0

See accompanying notes to unaudited condensed financial statements.

SEI Holdings, Inc.

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

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

Effective September 1, 2011, pursuant to s. 620.2101(1), Florida Statute, SEI Holdings, Inc. elected to convert to a Florida limited partnership and change its name to Stoneleigh Realty Investors, LLLP.  In accordance with section 620.2104 of the Florida Revised Uniform Limited Partnership Act of 2005 an organization other than a limited partnership may convert to a limited partnership.  Also effective September 1, 2011 the fiscal year of the converted limited liability partnership will change from May 31 to December 31.  See the attached exhibit 3.3.

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

In December 2008, the FASB issued FSP FAS No. 140-4 and FIN No. 46(R)-8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities." This FSP amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," to require public entities to provide additional disclosures about transfers of financials assets. FSP FAS No. 140-4 also amends FIN No. 46(R)-8, "Consolidation of Variable Interest Entities," to require public enterprises, including sponsors that have a variable interest entity, to provide additional disclosures about their involvement with a variable interest entity. FSP FAS No. 140-4 also requires certain additional disclosures, in regards to variable interest entities, to provide greater transparency to financial statement users. FSP FAS No. 140-4 is effective for the first reporting period (interim or annual) ending after December 15, 2008, with early application encouraged. The adoption of FSP FAS No. 140-4 did not have an impact on the Company's financial position and results of operations.

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

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS No. 165"). This Statement establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date and is effective for interim and annual periods ending after June 15, 2009.  The adoption of this standard did not have an impact on our financial position, results of operations or cash flows.

In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 ("FASB SFAS 168"). SFAS 168 establishes the FASB Accounting Standards Codification TM ("Codification") as the source of authoritative U.S. GAAP for nongovernmental entities. The Codification does not change U.S. GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise U.S. GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure. Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with "FASB ASC," where ASC stands for Accounting Standards Codification. Changes to the ASC subsequent to June 30, 2009 are referred to as Accounting Standards Updates ("ASU").

In conjunction with the issuance of FASB SFAS 168, the FASB also issued ASU No. 2009-1, Topic 105—Generally Accepted Accounting Principles ("FASB ASU 2009-1"), which includes FASB SFAS 168 in its entirety as a transition to the ASC. FASB ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009 and had no impact on the Company's financial position or results of operations but changed the referencing system for accounting standards.

In June 2009, the FASB issued additional guidance under ASC 860 "Accounting for Transfer of financial Assets and Extinguishment of Liabilities" which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial asset; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. This additional guidance requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor's beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor's continuing involvement with transferred financial assets. This additional guidance must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This additional guidance must be applied to transfers occurring on or after the effective date. The adoption of this ASC 860 is not expected to have a material impact on the Company's financial statements and disclosures.

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2010, the FASB issued FASB ASU 2010-09, "Subsequent Events, Amendments to Certain Recognition and Disclosure Requirements," which clarifies certain existing evaluation and disclosure requirements in ASC 855 "Subsequent Events" related to subsequent events. FASB ASU 2010-09 requires SEC filers to evaluate subsequent events through the date in which the financial statements are issued and is effective immediately. The new guidance does not have an effect on the Company's consolidated results of operations and financial condition.

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

Carrying Value of Goodwill March 28, 2008	$124
Impairment loss recorded on May 31, 2008	(124)
Implied fair value of goodwill on August 31, 2009	$0

Note E. Income Taxes

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had cumulative net operating loss carry-forwards for income tax purposes at August 31, 2009 of approximately $360,000, expiring through May 31, 2029. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

Note F. Related Party Transactions

The Company is allocated certain expenses such as rent, travel and administrative that are paid on behalf of the Company by American Capital Holdings, Inc., a company that is related to the Company by mutual stockholders and Directors. The total expenses allocated to the Company in the three months ended August 31, 2009 and for the period from March 28, 2008 (date of bankruptcy effectiveness) through August 31, 2009 was $5,050 and $35,393, respectively.

The Company has received cash advances from Richard Turner, CFO of the Company, in varying amounts and at various times subsequent to August 31, 2009. These related party loans were non-collateralized, non-interest bearing and due on demand. As of August 31, 2009 the balance owed Mr. Turner was $327 after the Company received advances of $56 during the three months ended August 31, 2009.

Note G. Going Concern

As reflected in the accompanying unaudited condensed financial statements, the Company had a net loss for the three months ended August 31, 2009 of $5,106. The total accumulated deficit as of August 31, 2009 was $36,270. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and raise capital. The financial statements do not included any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Revenue for the three months ended August 31, 2009 and 2008 was $0 and $0 respectively.

Total operating expenses for the three months ended August 31, 2009 was $5,106 compared to $5,050 for the three months ended August 31, 2008.  Operating expenses were for rent, transfer agent fees and management expenses incurred during 2009 and 2008.

The operations for the three months ended August 31, 2009 resulted in a net loss of $5,106 versus a net loss of $5,050 recorded in the three months ended August 31, 2008.

History of the Company

To review the History of the Company, see Part 1, Item 1 of our annual report filed for the Period May 31, 2009.  That note is hereby incorporated by reference into this Part 1, Item 2.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of August 31, 2009, pursuant to Rule 13a-15(b) under the Securities Exchange Act.  Based upon that evaluation, our Certifying Officer concluded that, as of August 31, 2009, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.  There has been no change in our internal control over financial reporting during the three months ended August 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our Certifying Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, he concluded that our internal control over financial reporting was effective as of August 31, 2009.

PART 2. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There have been no material changes to the risk factors presently disclosed in our May 31, 2009 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote by the security holders during the three months ended August 31, 2009.
Item 5. Other Information
None
Item 6. Exhibits

(a) Exhibits

Exhibit 3.3	Certificate of Conversion into a Florida Limited Liability Limited Partnership (1)

Exhibit 31.1	Certification pursuant to Rule 13a - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification pursuant to Rule 13a - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to Form 8-K exhibit 99.1 filed on August 31, 2011. (SEC accession number 0001321508-11-000003)

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEI Holdings, Inc.
Date: September 10, 2012	By:	/s/ Richard C. Turner
Richard C. Turner
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)