Form 10-Q
period 2009-11-30
STONELEIGH REALTY INVESTORS, LLLP
filed 2012-09-11
CIK 1321508

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2009

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

SEI Holdings, Inc.

 (A Development Stage Company)
INDEX

		Page
	PART 1 FINANCIAL INFORMATION
Item 1	Condensed Financial Statements	4
	Condensed Balance Sheets as of November 30, 2009 (unaudited) and May 31, 2009	4
	Condensed Statements of Operations for the Three and Six Month Periods Ended November 30, 2009 and 2008 and for the Period from March 28, 2008 (date of bankruptcy effectiveness) through November 30, 2009 (unaudited)	5
	Condensed Statement of Changes in Stockholders' Deficit for the Period from March 28, 2008 (date of bankruptcy effectiveness) through November 30, 2009 (unaudited)	6
	Condensed Statements of Cash Flows for the Six Months Ended November 30, 2009 and 2008 and for the Period from March 28, 2008 (date of bankruptcy effectiveness) through November 30, 2009 (unaudited)	7
	Notes to Condensed Financial Statements (unaudited)	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Controls and Procedures	14

	PART 2 OTHER INFORMATION
Item 1.	Legal Proceedings	15
Item 1A.	Risk Factors	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 5.	Other Information	15
Item 6.	Exhibits	15

	SIGNATURE	15

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

SEI Holdings, Inc.
(A Development Stage Company)

Condensed Balance Sheets

	November 30, 2009	May 31, 2009
Assets	(unaudited)
Current Assets
Cash and cash equivalents	$0	$0
Prepaid assets	0	0

Total current assets	0	0

Goodwill	0	0

Total assets	$0	$0

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$550	$550
Loans payable - related parties	10,461	271

Total current liabilities	11,011	821

Total liabilities	11,011	821

Commitments and Contingencies
Stockholders' Deficit:
Common stock, $.01 par value; 300,000,000 shares authorized; 37,029,340 and 37,029,340 shares issued and outstanding, respectively	370,293	370,293
Paid-in-capital	0	0
Par value in excess of reorganization value	(339,950)	(339,950)
Deficit accumulated during the development stage	(41,354)	(31,164)

Total stockholders' deficit	(11,011)	(821)

Total liabilities and stockholders' deficit	$0	$0

See accompanying notes to unaudited condensed financial statements.

SEI Holdings, Inc.
(A Development Stage Company)

Condensed Statements of Operations

(unaudited)

	Three Months Ended November 30,		Six Months Ended November 30,		Period from March 28, 2008 (Date of Bankruptcy Effectiveness) Through November 30, 2009
	2009	2008	2009	2008
Net Sales	$0	$0	$0	$0	$0
Cost of Sales	0	0	0	0	0

Gross profit	0	0	0	0	0
Operating expenses:
General & administrative	5,084	5,050	10,190	10,100	41,230

Total operating expenses	5,084	5,050	10,190	10,100	41,230

Loss from operations	(5,084)	(5,050)	(10,190)	(10,100)	(41,230)

Other Expense
Loss on impairment	0	0	0	0	(124)

Other Expense	0	0	0	0	(124)

Net Loss	$(5,084)	$(5,050)	$(10,190)	$(10,100)	$(41,354)

Basic and Diluted
Net loss per common share	$(.000)	$(.000)	$(.000)	$(.000)	$(.001)

Weighted-average shares outstanding:	37,029,340	35,519,889	37,029,340	35,265,979	35,963,611

See accompanying notes to unaudited condensed financial statements.

SEI Holdings, Inc.

(A Development Stage Company)

Condensed Statement of Changes in Stockholders' Deficit

 (unaudited)

	Common Stock		Add'l Paid in Capital	Par Value in Excess of Reorganization Value	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)
	Number of Shares	at Par Value $.01
Balance Mar. 28, 2008 (date of bankruptcy effectiveness)	33,995,034	$339,950	$0	$(339,950)	$0	$0
Issuance of common stock for services	1,014,306	10,143	0	0	0	10,143
Net loss March 28, 2008 through May 31, 2008	0	0	0	0	(10,507)	(10,507)

Balance May 31, 2008	35,009,340	350,093	0	(339,950)	(10,507)	(364)
Issuance of common stock for services	2,020,000	20,200	0	0	0	20,200
Net loss year ended May 31, 2009	0	0	0	0	(20,657)	(20,657)

Balance May 31, 2009	37,029,340	370,293	0	(339,950)	(31,164)	(821)
Net loss six months ended November 30, 2009	0	0	0	0	(10,190)	(10,190)

Balance November 30, 2009	37,029,340	$370,293	$0	$(339,950)	$(41,354)	$(11,011)

See accompanying notes to unaudited condensed financial statements.

SEI Holdings, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

(unaudited)

	Six Months Ended November 30,		Period from March 28 2008 (Date of Bankruptcy Effectiveness) Through November 30, 2009
	2009	2008
Cash flows from operating activities:
Net loss	$(10,190)	$(10,100)	$(41,354)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	0	0	0
Stock-based compensation	0	10,100	30,343
Loss on impairment of goodwill	0	0	124
Changes in operating assets and liabilities
Decrease to prepaid assets	0	0	8
Increase in accounts payable and accrued expenses	0	0	532

Net cash used in operating activities	(10,190)	0	(10,347)

Investing Activities
Purchase of property and equipment	0	0	0

Net cash used in investing activities	0	0	0

Cash Flows From Financing Activities
Stockholder loan	10,190	0	10,340

Net cash provided by financing activities	10,190	0	10,340

Non Cash Transactions
Reorganization	0	0	0

Net decrease in cash	0	0	(7)

Cash at beginning of period	0	7	7

Cash at end of period	$0	$7	$0

Supplemental Disclosure of Cash Flow Information:
Interest paid	$0	$0	$0

Income taxes paid	$0	$0	$0

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

In October 2009, the FASB has published ASU 2009-13, "Revenue Recognition (Topic 605)-Multiple Deliverable Revenue Arrangements", which addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, "Revenue Recognition-Multiple-Element Arrangements", for separating consideration in multiple-deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method and also requires expanded disclosures. The guidance in this update is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The adoption of this standard did not have any impact on the Company's financial position and results of operations.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

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

Carrying Value of Goodwill March 28, 2008	$124
Impairment loss recorded on May 31, 2008	(124)
Implied fair value of goodwill on November 30, 2009	$0

Note E. Income Taxes

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had cumulative net operating loss carry-forwards for income tax purposes at November 30, 2009 of approximately $365,000, expiring through May 31, 2029. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

Note F. Related Party Transactions

The Company is allocated certain expenses such as rent, travel and administrative that are paid on behalf of the Company by American Capital Holdings, Inc., and United States Financial Group, Inc., companies that are related to the Company by mutual stockholders and Directors. The total expenses allocated to the Company in the six months ended November 30, 2009 and for the period from March 28, 2008 (date of bankruptcy effectiveness) through November 30, 2009 was $10,100 and $40,443, respectively.

The Company has received cash advances from Richard Turner, CFO of the Company, in varying amounts and at various times subsequent to November 30, 2009. These related party loans were non-collateralized, non-interest bearing and due on demand. As of November 30, 2009 the balance owed Mr. Turner was $361 after the Company received advances of $90 during the six months ended November 30, 2009.

Note G. Going Concern

As reflected in the accompanying unaudited condensed financial statements, the Company had a net loss for the six months ended November 30, 2009 of $10,190. The total accumulated deficit as of November 30, 2009 was $41,354. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and raise capital. The financial statements do not included any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Revenue for the six months ended November 30, 2009 and 2008 was $0 and $0 respectively.

Total operating expenses for the six months ended November 30, 2009 was $10,190 compared to $10,100 for the six months ended November 30, 2008.  Operating expenses were for rent, transfer agent fees and management expenses incurred during 2009 and 2008.

The operations for the six months ended November 30, 2009 resulted in a net loss of $10,190 versus a net loss of $10,100 recorded in the six months ended November 30, 2008.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of November 30, 2009, pursuant to Rule 13a-15(b) under the Securities Exchange Act.  Based upon that evaluation, our Certifying Officer concluded that, as of November 30, 2009, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.  There has been no change in our internal control over financial reporting during the six months ended November 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our Certifying Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, he concluded that our internal control over financial reporting was effective as of November 30, 2009.

PART 2. OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factors

There have been no material changes to the risk factors presently disclosed in our May 31, 2009 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote by the security holders during the six months ended November 30, 2009.
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