Form 10-K
period 2010-05-31
STONELEIGH REALTY INVESTORS, LLLP
filed 2012-09-12
CIK 1321508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2010

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

As of September 10, 2012 there were 41,574,340 membership units outstanding as all common shares were converted to membership units effective September 1, 2011 on a one common share to one membership unit exchange.

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

SEI Holdings, Inc. (the "Company" or "SEI") was originally incorporated in the State of Florida on December 8, 2003 as USAS Digital, Inc. ("USAS Digital"), a wholly owned subsidiary of eCom eCom.com, Inc. ("eCom").  USASD's core business was distribution of digital compression software products. The Company ceased pursing this line of business during March 2005. The Company currently has no operations.

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

Effective September 1, 2011, pursuant to s. 620.2101(1), Florida Statute, SEI Holdings, Inc. elected to convert to a Florida limited partnership and change its name to Stoneleigh Realty Investors, LLLP.  In accordance with section 620.2104 of the Florida Revised Uniform Limited Partnership Act of 2005 an organization other than a limited partnership may convert to a limited partnership.  Also effective September 1, 2011 the fiscal year of the converted limited liability partnership will change from May 31 to December 31.  See the attached exhibit 3.3.

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

On August 18, 2006, a Joint Plan of Reorganization was filed by the Debtor, eCom eCom.com, Inc. and Joint Plan Proponent American Capital Holdings, Inc. A copy of this Joint Plan of Reorganization can be viewed at ecec.us under the title "Bankruptcy News" by clicking the "read more" link on the August 18, 2006 entry.

On August 25, 2006, a Disclosure Statement was filed by the Debtor, eCom eCom.com, Inc. and Joint Plan Proponent American Capital Holdings, Inc. A copy of this Disclosure Statement can be viewed at ecec.us under the title "Bankruptcy News" by clicking the "read more" link on the August 25, 2006 entry. A copy of this Disclosure Statement is appended herein as Exhibit 99.5.

On December 28, 2006 an Order was entered titled "ORDER (I) APPROVING DISCLOSURE STATEMENT*;(II) SETTING HEARING ON CONFIRMATION OF PLAN; (III) SETTING HEARING ON FEE APPLICATIONS;(IV) SETTING VARIOUS DEADLINES; AND (V) DESCRIBING PLAN PROPONENTS' OBLIGATIONS". A copy of this five (5) part Order can be viewed at ecec.us under the title "Bankruptcy News" by clicking the "read more" link on the December 28, 2006 entry described as "ORDER (I) APPROVING DISCLOSURE STATEMENT*;(11) SETTING HEARING ON CONFIRMATION OF PLAN; (111) SETTING HEARING ON FEE APPLICATIONS; (IV) SETTING VARIOUS DEADLINES; AND (V) DESCRIBING PLAN PROPONENTS' OBLIGATIONS". A copy of this Order, Disclosure Statement etc. is affixed herein as Exhibit No. 99.6.

On January 3, 2007, Joint Plan Proponent, American Capital Holdings, Inc. and the Debtor, eCom eCom.com, Inc. filed the First Amended Disclosure Statement. A copy of this Disclosure Statement can be viewed at ecec.us under the title "Bankruptcy News" by clicking the "read more" link on the January 3, 2006 entry described as First Amended Disclosure Statement. This Disclosure Statement was reviewed by the SEC on numerous occasions (with many comments/suggestions) and was ultimately approved by the Court, which is further described herein and below.

On January 3, 2007, Joint Proponent, American Capital Holdings, Inc. and the Debtor, eCom eCom.com, Inc. filed the First Amended Joint Plan of Reorganization ("The Plan"). A copy of this Plan can be viewed at ecec.us under the title "Bankruptcy News" by clicking the "read more" link on the January 3, 2007 entry described as First Amended Joint Plan of Reorganization. A copy of the Plan of Reorganization is appended herein as Exhibit No 99.7.

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

Management believes the intent of Sarbanes-Oxley Act was to provide greater corporate transparency disclosures as well as to provide better public company internal controls, both of which are what the PCAOB is supposed to administer. Management also believes this does not seem to be the case regarding to what appears to be jointly agreed to consent order by Wieseneck & Andres, P.A./Public Company Accounting Oversight Board PCAOB Release No. 105-2008-001 entered into. Again, the contents of PCAOB Release No. 104-2005-117 and PCAOB Release No. 105-2008-001 are basically the same. Management was totally blindsided by this event as we were led to believe the above referenced February 15, 2008 PCAOB letters as described above. Being Wieseneck & Andres, P.A. was the PCAOB approved accounting firm for all the subsidiary companies referenced above as well the accounting firm was court approved by the United States Bankruptcy Court.  The PCAOB disbarment almost put all of the companies out of business as all of the accounting firms management had approached advised they would have to audit all of these companies from inception, which the companies could not afford without a capital infusion. Without clean audits, it is almost impossible to raise equity capital, which caused all the companies to get behind in their financial reporting.

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

RISK FACTORS. The Company's business is subject to numerous risk factors, including the following:

NO OPERATING REVENUES. The Company has had no recent revenues or earnings from operations. The Company will sustain operating expenses without corresponding revenues. This will result in the Company incurring net losses until it can realize profits from the business ventures it intends to acquire.

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

ITEM 3.	LEGAL PROCEEDINGS

None

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

RESULTS OF OPERATIONS:

Revenue for the year ended May 31, 2010 and 2009 was $0.

Administrative expenses totaling $20,740 for the year ended May 31, 2010 and $20,657 for the year ended May 31, 2009.  These expenses are the result of the company focusing its efforts towards keeping the Company current with rent, transfer work, and other administrative costs.  Audit fees for the year ending May 31, 2009 and 2010 will be incurred during the calendar year ending December 31, 2012 as new registered auditors were retained.

The operations for the year ended May 31, 2010 resulted in a net loss of $20,740, the operations for the year ended May 31, 2009 resulted in a net loss of $20,657.

LIQUIDITY AND CAPITAL RESOURCES

	Year Ended May 31, 2010	Year Ended May 31, 2009	Period from March 28 2008 (Date of Bankruptcy Effectiveness) Through May 31 2010
Net cash (used in) provided by operating activities	$(90)	$(157)	$(247)
Cash flows from investing activities	0	0	0
Cash flows from financing activities	90	150	240
Net increase (decrease) in cash	0	(7)	(7)
Cash at end of period	0	0	0

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into any financial derivative instruments that expose us to material market risk, including any instruments designed to hedge the impact of foreign currency exposures. We may, however, hedge such exposure to foreign currency exchange rate fluctuations in the future.

ITEM 8.	FINANCIAL STATEMENTS

The page numbers for the financial statement categories are as follows:

INDEX - PART F/S	PAGE NUMBER

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets May 31, 2010 and 2009	F-3

Statements of Operations for the Year Ended May 31, 2010 and 2009 and for the Period from March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2010	F-4

Statement of Changes in Stockholders' Deficit for the Period from March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2010	F-5

Statements of Cash Flows for the Year Ended May 31, 2010 and 2009, and for the Period from March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2010	F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PYBUS & COMPANY, P.A.

CERTIFIED PUBLIC ACCOUNTANTS

AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS FLORIDA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS	319 CLEMATIS ST., SUITE 810 WEST PALM BEACH, FLORIDA 33401 PHONE: 561.282.1870 FAX: 561.282.1871 WWW.PYBUSCPA.COM

To the Board of Directors and Stockholders of

SEI Holdings, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheets of SEI Holdings, Inc. (A Development Stage Company) as of May 31, 2010 and 2009, and the related statements of operations, changes in stockholders' deficit and cash flows for the period March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2010.  SEI Holdings, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SEI Holdings, Inc. (A Development Stage Company) as of May 31, 2010 and 2009, and the results of its operations and its cash flows for the period March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Pybus & Company, P.A.

Pybus & Company, P.A.

Certified Public Accountants

West Palm Beach, Florida

September 10, 2012

SEI HOLDINGS, INC.

(A Development Stage Company)

BALANCE SHEETS

	May 31,
	2010	2009
Assets
Current Assets
Cash and cash equivalents	$0	$0
Prepaid assets	0	0

Total current assets	0	0

Goodwill	0	0

Total assets	$0	$0

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$1,000	$550
Loans payable - related parties	361	271

Total current liabilities	1,361	821

Total liabilities	1,361	821

Commitments and Contingencies
Stockholders' Deficit:
Common stock, $.01 par value; 300,000,000 shares authorized; 39,049,340 and 37,029,340 shares issued and outstanding, respectively	390,493	370,293
Paid-in-capital	0	0
Par value in excess of reorganization value	(339,950)	(339,950)
Deficit accumulated during the development stage	(51,904)	(31,164)

Total stockholders' deficit	(1,361)	(821)

Total liabilities and stockholders' deficit	$0	$0

The accompanying notes are an integral part of these financial statements.

SEI HOLDINGS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

			Period from March 28, 2008 (Date of Bankruptcy Effectiveness) Through May 31, 2010
	Year Ended May 31,
	2010	2009
Net Sales	$0	$0	$0
Cost of Sales	0	0	0

Gross profit	0	0	0

Operating expenses:
General & administrative (1)	20,740	20,657	51,780

Total operating expenses	20,740	20,657	51,780

Loss from operations	(20,740)	(20,657)	(51,780)

Other Income (Expense)
Loss on impairment	0	0	(124)

Net Other Income (Expense)	0	0	(124)

Net loss	$(20,740)	$(20,657)	$(51,904)

Basic and Diluted
Net loss per common share	$(.001)	$(.001)	$(.001)

Weighted-average shares outstanding:	37,791,682	35,771,682	36,558,343

(1) Includes stock based compensation of $20,200 for the year ended May 31, 2010, $20,200 for the year ended May 31, 2009 and $50,543 for the period from March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2010.

The accompanying notes are an integral part of these financial statements.

SEI HOLDINGS, INC.

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

	Common Stock		Add'l Paid in Capital	Par Value in Excess of Reorganization Value	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)
	Number of Shares	at Par Value $.01
Balance Mar. 28, 2008 (date of bankruptcy effectiveness)	33,995,034	$339,950	$0	$(339,950)	$0	$0
Issuance of common stock for services	1,014,306	10,143	0	0	0	10,143
Net loss March 28, 2008 through May 31, 2008	0	0	0	0	(10,507)	(10,507)

Balance May 31, 2008	35,009,340	350,093	0	(339,950)	(10,507)	(364)
Issuance of common stock for services	2,020,000	20,200	0	0	0	20,200
Net loss year ended May 31, 2009	0	0	0	0	(20,657)	(20,657)

Balance May 31, 2009	37,029,340	370,293	0	(339,950)	(31,164)	(821)
Issuance of common stock for services	2,020,000	20,200	0	0	0	20,200
Net loss year ended May 31, 2010	0	0	0	0	(20,740)	(20,740)

Balance May 31, 2010	39,049,340	$390,493	$0	$(339,950)	$(51,904)	$(1,361)

The accompanying notes are an integral part of these financial statements.

SEI HOLDINGS, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			Period from March 28 2008 (Date of Bankruptcy Effectiveness) Through May 31, 2010
	Year Ended May 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(20,740)	$(20,657)	$(51,904)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	0	0	0
Stock-based compensation	20,200	20,200	50,543
Loss on impairment of goodwill	0	0	124
Changes in operating assets and liabilities
Decrease to prepaid assets	0	0	8
Increase in accounts payable and accrued expenses	450	300	982

Net cash used in operating activities	(90)	(157)	(247)

Investing Activities
Purchase of property and equipment	0	0	0

Net cash used in investing activities	0	0	0

Cash Flows From Financing Activities
Stockholder loan	90	150	240

Net cash provided by financing activities	90	150	240

Non Cash Transactions
Reorganization	0	0	0

Net decrease in cash	0	(7)	(7)

Cash at beginning of period	0	7	7

Cash at end of period	$0	$0	$0

Supplemental Disclosure of Cash Flow Information:
Interest paid	$0	$0	$0

Income taxes paid	$0	$0	$0

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

Effective September 1, 2011, pursuant to s. 620.2101(1), Florida Statute, SEI Holdings, Inc. elected to convert to a Florida limited partnership and change its name to Stoneleigh Realty Investors, LLLP.  In accordance with section 620.2104 of the Florida Revised Uniform Limited Partnership Act of 2005 an organization other than a limited partnership may convert to a limited partnership.  Also effective September 1, 2011 the fiscal year of the converted limited liability partnership will change from May 31 to December 31.  See the attached exhibit 3.3.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162 ("FASB SFAS 168"). SFAS 168 establishes the FASB Accounting Standards Codification TM ("Codification") as the source of authoritative U.S. GAAP for nongovernmental entities. The Codification does not change U.S. GAAP. Instead, it takes the thousands of individual pronouncements that currently comprise U.S. GAAP and reorganizes them into approximately 90 accounting Topics, and displays all Topics using a consistent structure. Contents in each Topic are further organized first by Subtopic, then Section and finally Paragraph. The Paragraph level is the only level that contains substantive content. Citing particular content in the Codification involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure. FASB suggests that all citations begin with "FASB ASC," where ASC stands for Accounting Standards Codification. Changes to the ASC subsequent to June 30, 2009 are referred to as Accounting Standards Updates ("ASU").

RECENTLY ISSUED ACCOUNTING STANDARDS - (continued)

In conjunction with the issuance of FASB SFAS 168, the FASB also issued ASU No. 2009-1, Topic 105-Generally Accepted Accounting Principles ("FASB ASU 2009-1"), which includes FASB SFAS 168 in its entirety as a transition to the ASC. FASB ASU 2009-1 is effective for interim and annual periods ending after September 15, 2009 and had no impact on the Company's financial position or results of operations but changed the referencing system for accounting standards.

Certain of the following pronouncements were issued prior to the issuance of the ASC and adoption of the ASUs. For such pronouncements, citations to the applicable Codification by Topic, Subtopic and Section are provided where applicable in addition to the original standard type and number.

In June 2009, the FASB issued additional guidance under ASC 860 "Accounting for Transfer of financial Assets and Extinguishment of Liabilities" which improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial asset; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. This additional guidance requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor's beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. Enhanced disclosures are required to provide financial statement users with greater transparency about transfers of financial assets and a transferor's continuing involvement with transferred financial assets. This additional guidance must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. This additional guidance must be applied to transfers occurring on or after the effective date. The adoption of this ASC 860 is not expected to have a material impact on the Company's financial statements and disclosures.

In January 2010, the FASB issued Accounting Standards Update ("ASU") 2010-06, "improving Disclosures about Fair Value Measurements," which clarifies certain existing requirements in ASC 820 "Fair Value Measurements and Disclosures," and required disclosures related to significant transfers between each level and additional information about Level 3 activity. FASB ASU 2010-06 begins phasing in the first fiscal period beginning after December 15, 2009. The Company is currently assessing the impact on its consolidated results of operations and financial conditions.

In February 2010, the FASB issued FASB ASU 2010-09, "Subsequent Events, Amendments to Certain Recognition and Disclosure Requirements," which clarifies certain existing evaluation and disclosure requirements in ASC 855 "Subsequent Events" related to subsequent events. FASB ASU 2010-09 requires SEC filers to evaluate subsequent events through the date in which the financial statements are issued and is effective immediately. The new guidance does not have an effect on the Company's consolidated results of operations and financial condition.

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

Carrying Value of Goodwill March 28, 2008	$124
Impairment loss recorded on May 31, 2008	(124)
Implied fair value of goodwill on May 31, 2010	$0

Note E. Income Taxes

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had cumulative net operating loss carry-forwards for income tax purposes at May 31, 2009 of approximately $375,000, expiring through May 31, 2030. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

Note F. Related Party Transactions

The Company is allocated certain expenses such as rent, travel and administrative that are paid on behalf of the Company by American Capital Holdings, Inc., and United States Financial Group, Inc. companies that are related to the Company by mutual stockholders and Directors. The total expenses allocated to the Company for the year ended May 31, 2010 was $20,200 for the year ended May 31, 2009 was $20,200 and for the  period from March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2010  was $50,543.

These expenses were paid with the issuance of 2,020,000 shares of commons stock for each of the years ended May 31, 2010 and 2009, and 5,054,306 shares for the period from March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2010.  Because there is no market for the Company's common stock and the Company has no assets, shares were issued at the shares par value of $.01 per share, which approximated the value of services received.

The Company has received cash advances from Richard Turner, CFO of the Company, in varying amounts and at various times subsequent to May 31, 2010. These related party loans were non-collateralized, non-interest bearing and due on demand. As of May 31, 2010 the balance owed Mr. Turner was $361.

Note G. Going Concern

As reflected in the accompanying financial statements, the Company had a net loss for the year ended May 31, 2010 of $20,740. The total accumulated deficit as of May 31, 2010 was $51,904. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and raise capital. The financial statements do not included any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of May 31, 2010, pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our Certifying Officer concluded that, as of May 31, 2010, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in our internal control over financial reporting during the year ended May 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our Certifying Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, he concluded that our internal control over financial reporting was effective as of May 31, 2010.

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

Audit Fees. The aggregate fees billed to the Company for professional services rendered for the audit of the Company's annual financial statements, review of the Company's quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was $0 for the years ended May 31, 2010 and 2009 and $0 for the period from March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2010.  Audit fees for the year ending May 31, 2010 and 2009 will be incurred during the calendar year ending December 31, 2012 as new registered auditors were retained.

Other Fees. Other fees billed to the Company by accountants for consultation services, research and client assistance totaled $0 for the years ended May 31, 2010 and 2009 and $0 for the period from March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2010.

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

(1) Incorporated by reference to Form 8-K exhibit 99.1 filed on August 31, 2011. (SEC accession number 0001321508-11-000003)

(2) Incorporated by reference to Form 10-K for the year ended May 31, 2008. (SEC accession number 0001321508-12-000002)

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Jupiter, Florida, on September 10, 2012.

SEI HOLDINGS, INC. (Registrant)

By	/s/ RICHARD C. TURNER
Richard C. Turner CHIEF FINANCIAL OFFICER AND TREASURER [PRINCIPAL FINANCIAL OFFICER AND PRINCIPAL ACCOUNTING OFFICER]

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ BARNEY A. RICHMOND Barney A. Richmond	President, Chief Executive Officer and Director (principal executive officer)	September 10, 2012

/S/ RICHARD C. TURNER Richard C. Turner	Treasurer, Chief Financial Officer and Director (principal financial officer and principal accounting officer)	September 10, 2012