Form 10-K
period 2011-05-31
STONELEIGH REALTY INVESTORS, LLLP
filed 2012-09-14
CIK 1321508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2011

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

As of September 14, 2012 there were 41,574,340 membership units outstanding as all common shares were converted to membership units effective September 1, 2011 on a one common share to one membership unit exchange.

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

Stoneleigh Realty Investors, LLLP ("SRI") is a Florida master limited liability partnership organized to acquire and develop institutional residential apartment communities in select markets.  SRI intends to build a portfolio of income producing assets with a primary focus on current income and long term capital appreciation.  Net income from operating properties will be distributed thru quarterly dividends.  SRI will be managed by Stoneleigh Manager SRI, LLC, a Florida limited liability company, whose sole member/manager is Stoneleigh Companies, LLC ("SCos"), a Florida limited liability company.  SRI is registered with Standard and Poor's under CUSIP #86184C-100.

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

SEI HOLDINGS, INC.

ITEM 1.	BUSINESS - CONTINUED

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

RESULTS OF OPERATIONS:

Revenue for the year ended May 31, 2011 and 2010 was $0.

Administrative expenses totaling $20,202 for the year ended May 31, 2011 and $20,740 for the year ended May 31, 2010.  These expenses are the result of the company focusing its efforts towards keeping the Company current with rent, transfer work, and other administrative costs.  Audit fees for the years ending May 31, 2011 and 2010 will be incurred during the calendar year ending December 31, 2012 as new registered auditors are retained.

The operations for the year ended May 31, 2011 resulted in a net loss of $20,202, the operations for the year ended May 31, 2010 resulted in a net loss of $20,740.

LIQUIDITY AND CAPITAL RESOURCES

	Year Ended May 31, 2011	Year Ended May 31, 2010	Period from March 28 2008 (Date of Bankruptcy Effectiveness) Through May 31 2011
Net cash (used in) provided by operating activities	$0	$0	$(7)
Cash flows from investing activities	0	0	0
Cash flows from financing activities	0	0	0
Net increase (decrease) in cash	0	0	(7)
Cash at end of period	0	0	0

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into any financial derivative instruments that expose us to material market risk, including any instruments designed to hedge the impact of foreign currency exposures. We may, however, hedge such exposure to foreign currency exchange rate fluctuations in the future.

ITEM 8.	FINANCIAL STATEMENTS

The page numbers for the financial statement categories are as follows:

INDEX - PART F/S	PAGE NUMBER

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets May 31, 2011 and 2010	F-3

Statements of Operations for the Years Ended May 31, 2011 and 2010 and for the Period from March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2011	F-4

Statement of Changes in Stockholders' Deficit for the Period from March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2011	F-5

Statements of Cash Flows for the Years Ended May 31, 2011 and 2010, and for the Period from March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2011	F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PYBUS & COMPANY, P.A.

CERTIFIED PUBLIC ACCOUNTANTS

AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS FLORIDA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS	319 CLEMATIS ST., SUITE 801 WEST PALM BEACH, FLORIDA 33401 PHONE: 561.282.1870 FAX: 561.282.1871 WWW.PYBUSCPA.COM

To the Board of Directors and Stockholders of

SEI Holdings, Inc.

(A Development Stage Company)

Jupiter, Florida

We have audited the accompanying balance sheet of SEI Holdings, Inc. (A Development Stage Company), as of May 31, 2011 and 2010, and the related statements of operations, changes in stockholders' deficit and cash flows for the years ended May 31, 2011 and 2010 and for the period from March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2011.  These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SEI Holdings, Inc. (A Development Stage Company), as of May 31, 2011 and 2010 and the results of its operations and cash flows for the years ended May 31, 2011 and 2010 and for the period from March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Pybus & Company, P.A.

Pybus & Company, P.A.

Certified Public Accountants

West Palm Beach, Florida

September 14, 2012

SEI HOLDINGS, INC.

(A Development Stage Company)

BALANCE SHEETS

	May 31,
	2011	2010
Assets
Current Assets
Cash and cash equivalents	$0	$0
Prepaid assets	0	0

Total current assets	0	0

Goodwill	0	0

Total assets	$0	$0

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$1,000	$1,000
Loans payable - related parties	363	361

Total current liabilities	1,363	1,361

Total liabilities	1,363	1,361

Commitments and Contingencies
Stockholders' Deficit:
Common stock, $.01 par value; 300,000,000 shares authorized; 41,069,340 and 39,049,340 shares issued and outstanding, respectively	410,693	390,493
Paid-in-capital	0	0
Par value in excess of reorganization value	(339,950)	(339,950)
Deficit accumulated during the development stage	(72,106)	(51,904)

Total stockholders' deficit	(1,363)	(1,361)

Total liabilities and stockholders' deficit	$0	$0

The accompanying notes are an integral part of these financial statements.

SEI HOLDINGS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

			Period from March 28, 2008 (Date of Bankruptcy Effectiveness) Through May 31, 2011
	Year Ended May 31,
	2011	2010
Net Sales	$0	$0	$0
Cost of Sales	0	0	0

Gross profit	0	0	0

Operating expenses:
General & administrative (1)	20,202	20,740	71,982

Total operating expenses	20,202	20,740	71,982

Loss from operations	(20,202)	(20,740)	(71,982)

Other Expense
Loss on impairment	0	0	(124)

Net Other Expense	0	0	(124)

Net loss	$(20,202)	$(20,740)	$(72,106)

Basic and Diluted
Net loss per common share	$(.001)	$(.001)	$(.001)

Weighted-average shares outstanding:	39,054,874	37,791,682	37,226,487

(1) Includes stock based compensation of $20,200 for the year ended May 31, 2011, $20,200 for the year ended May 31, 2010 and $70,743 for the period from March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2011.

The accompanying notes are an integral part of these financial statements.

SEI HOLDINGS, INC.

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

	Common Stock		Add'l Paid in Capital	Par Value in Excess of Reorganization Value	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)
	Number of Shares	at Par Value $.01
Balance Mar. 28, 2008 (date of bankruptcy effectiveness)	33,995,034	$339,950	$0	$(339,950)	$0	$0
Issuance of common stock for services	1,014,306	10,143	0	0	0	10,143
Net loss March 28, 2008 through May 31, 2008	0	0	0	0	(10,507)	(10,507)

Balance May 31, 2008	35,009,340	350,093	0	(339,950)	(10,507)	(364)
Issuance of common stock for services	2,020,000	20,200	0	0	0	20,200
Net loss year ended May 31, 2009	0	0	0	0	(20,657)	(20,657)

Balance May 31, 2009	37,029,340	370,293	0	(339,950)	(31,164)	(821)
Issuance of common stock for services	2,020,000	20,200	0	0	0	20,200
Net loss year ended May 31, 2010	0	0	0	0	(20,740)	(20,740)

Balance May 31, 2010	39,049,340	390,493	0	(339,950)	(51,904)	(1,361)
Issuance of common stock for services	2,020,000	20,200	0	0	0	20,200
Net loss year ended May 31, 2011	0	0	0	0	(20,202)	(20,202)

Balance May 31, 2011	41,069,340	$410,693	$0	$(339,950)	$(72,106)	$(1,363)

The accompanying notes are an integral part of these financial statements.

SEI HOLDINGS, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			Period from March 28 2008 (Date of Bankruptcy Effectiveness) Through May 31, 2011
	Year Ended May 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(20,202)	$(20,740)	$(72,106)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	0	0	0
Stock-based compensation	20,200	20,200	70,743
Loss on impairment of goodwill	0	0	124
Changes in operating assets and liabilities
Decrease in prepaid assets	0	0	8
Increase in accounts payable and accrued expenses	0	450	982

Net cash used in operating activities	(2)	(90)	(249)

Investing Activities
Purchase of property and equipment	0	0	0

Net cash used in investing activities	0	0	0

Cash Flows From Financing Activities
Stockholder loan	2	90	242

Net cash provided by financing activities	90	90	242

Non Cash Transactions
Reorganization	0	0	0

Net decrease in cash	0	0	(7)

Cash at beginning of period	0	0	7

Cash at end of period	$0	$0	$0

Supplemental Disclosure of Cash Flow Information:
Interest paid	$0	$0	$0

Income taxes paid	$0	$0	$0

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

The Company adopted the new accounting for uncertainty in income taxes guidance on June 1, 2009. The adoption of that guidance did not result in the recognition of any unrecognized tax benefits and the Company has no unrecognized tax benefits at May 31, 2011. The Company's U.S. Federal and state income tax returns prior to fiscal year May 31, 2007 are closed and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. The Company recognizes interest and penalties associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the consolidated balance sheets.

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

Carrying Value of Goodwill March 28, 2008	$124
Impairment loss recorded on May 31, 2008	(124)
Implied fair value of goodwill on May 31, 2011	$0

Note E. Income Taxes

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had cumulative net operating loss carry-forwards for income tax purposes at May 31, 2011 of approximately $400,000, expiring through May 31, 2031. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

Note F. Related Party Transactions

The Company is allocated certain expenses such as rent, travel and administrative that are paid on behalf of the Company by American Capital Holdings, Inc., and United States Financial Group, Inc. companies that are related to the Company by mutual stockholders and Directors. The total expenses allocated to the Company for the year ended May 31, 2011 was $20,200 for the year ended May 31, 2010 was $20,200 and for the  period from March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2011  was $50,543.

These expenses were paid with the issuance of 2,020,000 shares of commons stock for each of the years ended May 31, 2011 and 2010, and 7,074,306 shares for the period from March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2011.  Because there is no market for the Company's common stock and the Company has no assets, shares were issued at the shares par value of $.01 per share, which approximated the value of services received.

The Company has received cash advances from Richard Turner, CFO of the Company, in varying amounts and at various times subsequent to May 31, 2011. These related party loans were non-interest bearing, non-collateralized and due on demand. As of May 31, 2011 the balance owed Mr. Turner was $363.

Note G. Going Concern

As reflected in the accompanying financial statements, the Company had a net operating loss for the year ended May 31, 2011 of $20,202. The total accumulated deficit as of May 31, 2011 was $72,106. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and raise capital. The financial statements do not included any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

During the last two fiscal years, the Company has not had any disagreements with its accountants. On December 21, 2010, the Company appointed Lake & Associates CPA's, LLC. as its independent auditor.  On September 19, 2011 the Company was notified by Lake and Associates CPA's, LLC of their resignation as the Company's independent registered public accounting firm.  On September 22, 2011, the audit committee authorized the appointment of the firm Alan R. Swift, CPA, P.A. ("Swift") to serve as the Registrant's independent auditor.  During the term in which Swift served as the Company's registered public accounting firm, Swift didn't perform any services for the Company. In addition, Swift didn't authorize the issuance of any audit reports or interim reviews.  On August 15, 2012 the Company dismissed Swift as the Company's independent registered public accounting firm.  On August 15, 2012, the audit committee authorized the appointment of the firm Pybus & Company, P.A. to serve as the Registrant's independent auditor.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of May 31, 2011, pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our Certifying Officer concluded that, as of May 31, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in our internal control over financial reporting during the year ended May 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our Certifying Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, he concluded that our internal control over financial reporting was effective as of May 31, 2011.

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

Audit Fees. The aggregate fees billed to the Company for professional services rendered for the audit of the Company's annual financial statements, review of the Company's quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was $0 for the years ended May 31, 2011 and 2010 and $0 for the period from March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2011.  Audit fees for the year ending May 31, 2008 and 2009 will be incurred during the calendar year ending December 31, 2012 as new registered auditors were retained.

Other Fees. Other fees billed to the Company by accountants for consultation services, research and client assistance totaled $0 for the years ended May 31, 2011 and 2010 and $0 for the period from March 28, 2008 (date of bankruptcy effectiveness) through May 31, 2011.

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

(1) Incorporated by reference to Form 8-K exhibit 99.1 filed on August 31, 2011. (SEC accession number 0001321508-11-000003)

(2) Incorporated by reference to Form 10-K for the year ended May 31, 2008. (SEC accession number 0001321508-12-000002)

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Jupiter, Florida, on September 14, 2012.

SEI HOLDINGS, INC. (Registrant)

By	/s/ RICHARD C. TURNER
Richard C. Turner CHIEF FINANCIAL OFFICER AND TREASURER [PRINCIPAL FINANCIAL OFFICER AND PRINCIPAL ACCOUNTING OFFICER]

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ BARNEY A. RICHMOND Barney A. Richmond	President, Chief Executive Officer and Director (principal executive officer)	September 14, 2012

/S/ RICHARD C. TURNER Richard C. Turner	Treasurer, Chief Financial Officer and Director (principal financial officer and principal accounting officer)	September 14, 2012