Form 10-Q
period 2011-08-31
STONELEIGH REALTY INVESTORS, LLLP
filed 2012-09-21
CIK 1321508

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number (000-51424)

Converted to Florida Limited Partnership effective September 1, 2011 and renamed

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

Yes ☒   No ☐
     As of September 20, 2012 there were 41,574,340 membership units outstanding as all common shares were converted to membership units effective September 1, 2011 on a one common share to one membership unit exchange.

SEI Holdings, Inc.

 (A Development Stage Company)
INDEX

		Page
	PART 1 FINANCIAL INFORMATION
Item 1	Condensed Financial Statements	4
	Condensed Balance Sheets as of August 31, 2011 (unaudited) and May 31, 2011	4
	Condensed Statements of Operations for the Three Months Ended August 31, 2011 and 2010 and for the Period from March 28, 2008 (date of bankruptcy effectiveness) through August 31, 2011 (unaudited)	5
	Condensed Statement of Changes in Stockholders' Deficit for the Period from March 28, 2008 (date of bankruptcy effectiveness) through August 31, 2011 (unaudited)	6
	Condensed Statements of Cash Flows for the Three Months Ended August 31, 2011 and 2010 and for the Period from March 28, 2008 (date of bankruptcy effectiveness) through August 31, 2011 (unaudited)	7
	Notes to Condensed Financial Statements (unaudited)	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4.	Controls and Procedures	12

	PART 2 OTHER INFORMATION
Item 1.	Legal Proceedings	13
Item 1A.	Risk Factors	13
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3.	Defaults Upon Senior Securities	13
Item 4.	(Removed and Reserved)	13
Item 5.	Other Information	13
Item 6.	Exhibits	14

	SIGNATURE	14

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

SEI Holdings, Inc.
(A Development Stage Company)

Condensed Balance Sheets

	August 31, 2011	May 31, 2011
Assets	(unaudited)
Current Assets
Cash and cash equivalents	$0	$0
Prepaid assets	0	0

Total current assets	0	0

Goodwill	0	0

Total assets	$0	$0

Liabilities and Stockholders' Deficit
Current Liabilities
Accounts payable	$1,000	$1,000
Loans payable - related parties	363	363

Total current liabilities	1,363	1,363

Total liabilities	1,363	1,363

Commitments and Contingencies
Stockholders' Deficit:
Common stock, $.01 par value; 300,000,000 shares authorized; 41,574,340 and 41,069,340 shares issued and outstanding, respectively	415,743	410,693
Paid-in-capital	0	0
Par value in excess of reorganization value	(339,950)	(339,950)
Deficit accumulated during the development stage	(77,156)	(72,106)

Total stockholders' deficit	(1,363)	(1,363)

Total liabilities and stockholders' deficit	$0	$0

See accompanying notes to unaudited condensed financial statements.

SEI Holdings, Inc.
(A Development Stage Company)

Condensed Statements of Operations

(unaudited)

	Three Months Ended August 31,		Period from March 28, 2008 (Date of Bankruptcy Effectiveness) Through August 31, 2011
	2011	2010
Net Sales	$0	$0	$0
Cost of Sales	0	0	0

Gross profit	0	0	0
Operating expenses:
General & administrative	5,050	5,050	77,032

Total operating expenses	5,050	5,050	77,032

Loss from operations	(5,050)	(5,050)	(77,032)

Other Expense
Loss on impairment	0	0	(124)

Other Expense	0	0	(124)

Net Loss	$(5,050)	$(5,050)	$(77,156)

Basic and Diluted
Net loss per common share	$(.000)	$(.000)	$(.002)

Weighted-average shares outstanding:	41,074,340	39,049,340	37,509,499

See accompanying notes to unaudited condensed financial statements.

SEI Holdings, Inc.

(A Development Stage Company)

Condensed Statement of Changes in Stockholders' Deficit

 (unaudited)

	Common Stock		Add'l Paid in Capital	Par Value in Excess of Reorganization Value	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)
	Number of Shares	at Par Value $.01
Balance Mar. 28, 2008 (date of bankruptcy effectiveness)	33,995,034	$339,950	$0	$(339,950)	$0	$0
Issuance of common stock for services	1,014,306	10,143	0	0	0	10,143
Net loss year ended 2008	0	0	0	0	(10,507)	(10,507)

Balance May 31, 2008	35,009,340	350,093	0	(339,950)	(10,507)	(364)
Issuance of common stock for services	2,020,000	20,200	0	0	0	20,200
Net loss year ended 2009	0	0	0	0	(20,665)	(20,665)

Balance May 31, 2009	37,029,340	370,293	0	(339,950)	(31,164)	(821)
Issuance of common stock for services	2,020,000	20,200	0	0	0	20,200
Net loss year ended 2010	0	0	0	0	(20,740)	(20,740)

Balance May 31, 2010	39,049,340	390,493	0	(339,950)	(51,904)	(1,361)
Issuance of common stock for services	2,020,000	20,200	0	0	0	20,200
Net loss year ended 2011	0	0	0	0	(20,202)	(20,202)

Balance May 31, 2011	41,069,340	410,693	0	(339,950)	(72,106)	(1,363)
Issuance of common stock for services	505,000	5,050	0	0	0	5,050
Net loss three months ended August 31, 2011	0	0	0	0	(5,050)	(5,050)

Balance August 31, 2011	41,574,340	$415,743	$0	$(339,950)	$(77,156)	$(1,363)

See accompanying notes to unaudited condensed financial statements.

SEI Holdings, Inc.

(A Development Stage Company)

Condensed Statements of Cash Flows

(unaudited)

	Three Months Ended August 31,		Period from March 28 2008 (Date of Bankruptcy Effectiveness) Through August 31, 2011
	2011	2010
Cash flows from operating activities:
Net loss	$(5,050)	$(5,050)	$(77,156)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	0	0	0
Stock-based compensation	5,050	0	75,793
Loss on impairment of goodwill	0	0	124
Changes in operating assets and liabilities
Decrease to prepaid assets	0	0	8
Increase in accounts payable and accrued expenses	0	0	982

Net cash used in operating activities	0)	(5,050)	(249)

Investing Activities
Purchase of property and equipment	0	0	0

Net cash used in investing activities	0	0	0

Cash Flows From Financing Activities
Stockholder loan	0	5,050	242

Net cash provided by financing activities	0	5,050	242

Non Cash Transactions
Reorganization	0	0	0

Net decrease in cash	0	0	(7)

Cash at beginning of period	0	0	7

Cash at end of period	$0	$0	$0

Supplemental Disclosure of Cash Flow Information:
Interest paid	$0	$0	$0

Income taxes paid	$0	$0	$0

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

The Company adopted the new accounting for uncertainty in income taxes guidance on June 1, 2009. The adoption of that guidance did not result in the recognition of any unrecognized tax benefits and the Company has no unrecognized tax benefits at August 31, 2011. The Company's U.S. Federal and state income tax returns prior to fiscal year May 31, 2007 are closed and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. The Company recognizes interest and penalties associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the consolidated balance sheets.

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

Carrying Value of Goodwill March 28, 2008	$124
Impairment loss recorded on May 31, 2008	(124)
Implied fair value of goodwill on August 31, 2011	$0

Note E. Income Taxes

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had cumulative net operating loss carry-forwards for income tax purposes at August 31, 2011 of approximately $400,000, expiring through May 31, 2031. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

Note F. Related Party Transactions

The Company is allocated certain expenses such as rent, travel and administrative that are paid on behalf of the Company by American Capital Holdings, Inc., and United States Financial Group, Inc. companies that are related to the Company by mutual stockholders and Directors.  The total expenses allocated to the Company in the three months ended August 31, 2011 and for the period from March 28, 2008 (date of bankruptcy effectiveness) through August 31, 2011 was $5,050 and $75,775, respectively.

The Company has received cash advances from Richard Turner, CFO of the Company, in varying amounts and at various times subsequent to August 31, 2011. These related party loans were non-collateralized, non-interest bearing and due on demand. As of August 31, 2011 the balance owed Mr. Turner was $363.

Note G. Going Concern

As reflected in the accompanying unaudited condensed financial statements, the Company had a net loss for the three months ended August 31, 2011 of $5,050. The total accumulated deficit as of August 31, 2011 was $77,156. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and raise capital. The financial statements do not included any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Revenue for the three months ended August 31, 2011 and 2010 was $0 and $0 respectively.

Total operating expenses for the three months ended August 31, 2011 was $5,050 compared to $5,050 for the three months ended August 31, 2010.  Operating expenses were for rent, transfer agent fees and management expenses incurred during 2011 and 2010.

The operations for the three months ended August 31, 2011 resulted in a net loss of $5,050 versus a net loss of $5,050 recorded in the three months ended August 31, 2010.

History of the Company

To review the History of the Company, see Part 1, Item 1 of our annual report filed for the Period May 31, 2011.  That note is hereby incorporated by reference into this Part 1, Item 2.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of August 31, 2011, pursuant to Rule 13a-15(b) under the Securities Exchange Act.  Based upon that evaluation, our Certifying Officer concluded that, as of August 31, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control over Financial Reporting:

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.  There has been no change in our internal control over financial reporting during the three months ended August 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our Certifying Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, he concluded that our internal control over financial reporting was effective as of August 31, 2011.

PART 2. OTHER INFORMATION
Item 1. Legal Proceedings
None

Item 1A. Risk Factors
There have been no material changes to the risk factors presently disclosed in our May 31, 2011 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3. Defaults Upon Senior Securities

None

Item 4. (Removed and Reserved)

Item 5. Other Information

None

Item 6. Exhibits
(a) Exhibits
Exhibit 3.3	Certificate of Conversion into a Florida Limited Liability Limited Partnership (1)
Exhibit 31.1	Certification pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101.xml	XBRL Document sei-20110831.xml (2)
Exhibit 101.xsd	XBRL Schema Document sei-20110831.xsd (2)
Exhibit 101.lab	XBRL Labels Linkbase Document sei-20110831_lab.xml (2)
Exhibit 101.pre	XBRL Presentation Linkbase Document sei-20110831_pre.xml (2)
Exhibit 101.def	XBRL Definition Linkbase Document sei-20110831_def.xml (2)

(1) Incorporated by reference to Form 8-K exhibit 99.1 filed on August 31, 2011. (SEC accession number 0001321508-11-000003)

(2) Pursuant to Rule 406T of Regulation S-T, the interactive data files contained in Exhibit 101 are deemed not  filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SEI Holdings, Inc.
Date: September 20, 2012	By:	/s/ Richard C. Turner
Richard C. Turner
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)