Form 10-Q
period 2011-09-30
STONELEIGH REALTY INVESTORS, LLLP
filed 2012-09-21
CIK 1321508

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     September 1, 2011             to      September 30, 2011

Commission file number (000-51424)

Converted from SEI Holdings, Inc. effective September 1, 2011

(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	45-3008311 (IRS Employer Identification No.)

1150 S US Highway 1, Suite 302
Jupiter, Florida	33477-7236
(Address of principal executive offices)	(Zip code)
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

Stoneleigh Realty Investors, LLLP

 (A Development Stage Company)
INDEX

		Page
	PART 1 FINANCIAL INFORMATION
Item 1	Condensed Financial Statements	4
	Condensed Balance Sheets as of September 30, 2011 and December 31, 2010 (unaudited)	4
	Condensed Statements of Operations for the One Month Periods Ended September 30, 2011 and 2010 and for the Period from March 28, 2008 (date of bankruptcy effectiveness) through September 30, 2011 (unaudited)	5
	Condensed Statement of Changes in Stockholders'/Partners' Deficit for the Period from March 28, 2008 (date of bankruptcy effectiveness) through September 30, 2011 (unaudited)	6
	Condensed Statements of Cash Flows for the One Month Periods Ended September 30, 2011 and 2010 and for the Period from March 28, 2008 (date of bankruptcy effectiveness) through September 30, 2011 (unaudited)	7
	Notes to Condensed Financial Statements (unaudited)	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4.	Controls and Procedures	12

	PART 2 OTHER INFORMATION
Item 1.	Legal Proceedings	13
Item 1A.	Risk Factors	13
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3.	Defaults Upon Senior Securities	13
Item 4.	(Removed and Reserved)	13
Item 5.	Other Information	13
Item 6.	Exhibits	14

	SIGNATURE	14

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Stoneleigh Realty Investors, LLLP
(A Development Stage Company)

Condensed Balance Sheets

	September 30, 2011	December 31, 2010
Assets	(unaudited)	(unaudited)
Current Assets
Cash and cash equivalents	$0	$0

Total current assets	0	0

Goodwill	0	0

Total assets	$0	$0

Liabilities and Partners' Deficit
Current Liabilities
Accounts payable	$0	$1,000
Loans payable - related parties	2,424	10,463

Total current liabilities	2,424	11,463

Total liabilities	2,424	11,463

Commitments and Contingencies
Partners' Deficit:
Partner's Capital; 300,000,000 membership units authorized; 41,574,340 and 39,049,340 membership units issued and outstanding, respectively	75,793	50,543
Deficit accumulated during the development stage	(78,217)	(62,006)

Total partners' deficit	(2,424)	(11,463)

Total liabilities and partners' deficit	$0	$0

See accompanying notes to unaudited condensed financial statements.

Stoneleigh Realty Investors, LLLP
(A Development Stage Company)

Condensed Statements of Operations

(unaudited)

	One Month Ended September 30,		Period from March 28, 2008 (Date of Bankruptcy Effectiveness) Through September 30, 2011
	2011	2010
Net Sales	$0	$0	$0
Cost of Sales	0	0	0

Gross profit	0	0	0
Operating expenses:
General & administrative	1,061	0	78,093

Total operating expenses	1,061	0	78,093

Loss from operations	(1,061)	0	(78,093)

Other Expense
Loss on impairment	0	0	(124)

Other Expense	0	0	(124)

Net Loss	$(1,061)	$0	$(78,217)

Basic and Diluted
Net loss per common share	$(.000)	$(.000)	$(.002)

Weighted-average shares outstanding:	41,574,340	39,049,340	37,604,694

See accompanying notes to unaudited condensed financial statements.

Stoneleigh Realty Investors, LLLP

(A Development Stage Company)

Condensed Statement of Changes in Stockholders'/Partners' Deficit

 (unaudited)

	Common Stock		Par Value in Excess of Reorganization Value		Partner's Capital (9/1/11)	Deficit Accumulated During the Development Stage	Total Stockholders' /Partners' Deficit
	Number of Shares / Membership Units 9/1/11	at Par Value $.01
Balance March 28, 2008 (date of bankruptcy effectiveness)	33,995,034	$339,950	$(339,950)	$		$0	$0
Issuance of common stock for services	1,014,306	10,143	0			0	10,143
Net loss period ended May 31, 2008	0	0	0			(10,507)	(10,507)

Balance May 31, 2008	35,009,340	350,093	(339,950)			(10,507)	(364)
Issuance of common stock for services	2,020,000	20,200	0			0	20,200
Net loss year ended May 31, 2009	0	0	0			(20,665)	(20,665)

Balance May 31, 2009	37,029,340	370,293	(339,950)			(31,164)	(821)
Issuance of common stock for services	2,020,000	20,200	0			0	20,200
Net loss year ended May 31, 2010	0	0	0			(20,740)	(20,740)

Balance May 31, 2010	39,049,340	390,493	(339,950)			(51,904)	(1,361)
Issuance of common stock for services	2,020,000	20,200	0			0	20,200
Net loss year ended May 31, 2011	0	0	0			(20,202)	(20,202)

Balance May 31, 2011 (Common Stock)	41,069,340	410,693	(339,950)			(72,106)	(1,363)
Issuance of common stock for services	505,000	5,050	0			0	5,050
Net loss three months ended August 31, 2011	0	0	0			(5,050)	(5,050)

Balance August 31, 2011 (Common Stock)	41,574,340	415,743	(339,950)			(77,156)	(1,363)
Conversion of Corporation into Florida Limited Partnership on September 1, 2011		(415,743)	339,950		75,793	0	0
Net loss for the one month ended September 30, 2011	0	0	0		0	(1,061)	(1,061)

Balance September 30, 2011	41,574,340	$0	$0		$75,793	$(78,217)	$(2,424)

See accompanying notes to unaudited condensed financial statements.

Stoneleigh Realty Investors, LLLP

(A Development Stage Company)

Condensed Statements of Cash Flows

(unaudited)

	One Month Ended September 30,		Period from March 28 2008 (Date of Bankruptcy Effectiveness) Through September 30, 2011
	2011	2010
Cash flows from operating activities:
Net loss	$(1,061)	$0	$(78,217)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	0	0	0
Stock-based compensation	0	0	75,793
Loss on impairment of goodwill	0	0	124
Changes in operating assets and liabilities
Decrease to prepaid assets	0	0	8
Increase in accounts payable and accrued expenses	(1,000)	0	(18)

Net cash used in operating activities	(2,061)	0	(2,310)

Investing Activities
Purchase of property and equipment	0	0	0

Net cash used in investing activities	0	0	0

Cash Flows From Financing Activities
Stockholder loan	2,061	0	2,303

Net cash provided by financing activities	2,061	0	2,303

Non Cash Transactions
Reorganization	0	0	0

Net decrease in cash	0	0	(7)

Cash at beginning of period	0	0	7

Cash at end of period	$0	$0	$0

Supplemental Disclosure of Cash Flow Information:
Interest paid	$0	$0	$0

Income taxes paid	$0	$0	$0

See accompanying notes to unaudited condensed financial statements.

Stoneleigh Realty Investors, LLLP

(A Development Stage Company)

Notes to Unaudited Condensed Financial Statements

Note A. Description of Business

Stoneleigh Realty Investors, LLLP (the "Company" or "SRI") was originally incorporated in the State of Florida on December 8, 2003 as USAS Digital, Inc. ("USAS Digital"), a wholly owned subsidiary of eCom eCom.com, Inc. ("eCom").  USAS Digital's core business was distribution of digital compression software products. The Company ceased pursing this line of business during March 2005. The Company currently has no operations.

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

USAS Digital, Inc. changed its name to CRT Holdings, Inc. on November 30, 2005.  CRT Holdings, Inc. changed its name to SEI Holdings, Inc. ("SEI") on  October 10, 2007.

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

The Company adopted the new accounting for uncertainty in income taxes guidance on June 1, 2009. The adoption of that guidance did not result in the recognition of any unrecognized tax benefits and the Company has no unrecognized tax benefits at September 30, 2011. The Company's U.S. Federal and state income tax returns prior to fiscal year May 31, 2007 are closed and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. The Company recognizes interest and penalties associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the consolidated balance sheets.

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

Carrying Value of Goodwill March 28, 2008	$124
Impairment loss recorded on May 31, 2008	(124)
Implied fair value of goodwill on September 30, 2011	$0

Note E. Income Taxes

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved. These carry forwards, will not be available to offset future taxable income as the Company converted to a Florida limited liability limited partnership effective September 1, 2011.

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had cumulative net operating loss carry-forwards for income tax purposes at September 30, 2011 of approximately $400,000, expiring through May 31, 2031. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.

Note F. Related Party Transactions

The Company is allocated certain expenses such as rent, travel and administrative that are paid on behalf of the Company by American Capital Holdings, Inc., and United States Financial Group, Inc. companies that are related to the Company by mutual stockholders and Directors.  The total expenses allocated to the Company in the one month ended September 30, 2011 and for the period from March 28, 2008 (date of bankruptcy effectiveness) through September 30, 2011 was $0 and $75,793, respectively.

The Company has received cash advances from Richard Turner, CFO and Barney Richmond, CEO of the Company, in varying amounts and at various times subsequent to September 30, 2011. These related party loans were non-collateralized, non-interest bearing and due on demand. As of September 30, 2011 the balance owed Mr. Turner was $363 and the balance owed Mr. Richmond was $2,061.

Note G. Going Concern

As reflected in the accompanying financial statements, the Company had a net loss for the one month ended September 30, 2011 of $1,061. The total accumulated deficit as of September 30, 2011 was $78,217. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and raise capital. The financial statements do not included any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Revenue for the one month ended September 30, 2011 and 2010 was $0 and $0 respectively.

Total operating expenses for the one month ended September 30, 2011 was $1,061 compared to $0 for the one month ended September 30, 2010.  Operating expenses for the one month ended September 30, 2011 were for state corporate file fees.

The operations for the one month ended September 30, 2011 resulted in a net loss of $1,061 versus a net loss of $0 recorded in the one month ended September 30, 2010.

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

Forward-Looking Statements

This transition report on Form 10-Q contains "forward-looking statements" within the meaning of the federal securities laws. Statements regarding future events and developments and our future performance, as well as management's current expectations, beliefs, plans, estimates or projections relating to the future, are forward-looking statements within the meaning of these laws.  Actual results could differ materially from those set forth in the forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of September 30, 2011, pursuant to Rule 13a-15(b) under the Securities Exchange Act.  Based upon that evaluation, our Certifying Officer concluded that, as of September 30, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control over Financial Reporting:

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.  There has been no change in our internal control over financial reporting during the one month ended September 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our Certifying Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, he concluded that our internal control over financial reporting was effective as of September 30, 2011.

PART 2. OTHER INFORMATION
Item 1. Legal Proceedings
None

Item 1A. Risk Factors
There have been no material changes to the risk factors presently disclosed in our May 31, 2011 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3. Defaults Upon Senior Securities

None

Item 4. (Removed and Reserved)

Item 5. Other Information

None

Item 6. Exhibits
(a) Exhibits

Exhibit 3.3	Certificate of Conversion into a Florida Limited Liability Limited Partnership (1)
Exhibit 31.1	Certification pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101.xml	XBRL Document sei-20110930.xml (2)
Exhibit 101.xsd	XBRL Schema Document sei-20110930.xsd (2)
Exhibit 101.lab	XBRL Labels Linkbase Document sei-20110930_lab.xml (2)
Exhibit 101.pre	XBRL Presentation Linkbase Document sei-20110930_pre.xml (2)
Exhibit 101.def	XBRL Definition Linkbase Document sei-20110930_def.xml (2)

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

Stoneleigh Realty Investors, LLLP f/k/a SEI Holdings, Inc.
Date: September 20, 2012	By:	/s/ Richard C. Turner
Richard C. Turner
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)