Form 10-K
period 2011-12-31
STONELEIGH REALTY INVESTORS, LLLP
filed 2012-09-21
CIK 1321508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from September 1, 2011 to December 31, 2011

COMMISSION FILE NUMBER (000-51424)

Converted from SEI Holdings, Inc. effective September 1, 2011

(Exact name of registrant as specified in its charter)

FLORIDA	45-3008311
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1150 S US Highway 1, Suite 302 Jupiter, FL	33477-7236
(Address of principal executive offices)	(Zip Code)

(561) 249-1354

(Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE

SECURITIES EXCHANGE ACT OF 1934:   NONE

Title of Each Class	Name of Each Exchange on Which Registered

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE

SECURITIES EXCHANGE ACT OF 1934:

Title of Each Class
Membership Units CUSIP NUMBER: 86184C-100 TRADING SYMBOL: (currently not trading) PRIOR CUSIP NUMBER: 90341K-104 (SEI Holdings, Inc. - f/k/a USAS Digital Inc.)

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

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☒    No ☐

The aggregate market value of the Membership Units held by non-affiliates:  Currently there is no trading market for the Registrant's Membership Units.

As of September 20, 2012 there were 41,574,340 membership units outstanding as all common shares were converted to membership units effective September 1, 2011 on a one common share to one membership unit exchange.

STONELEIGH REALTY INVESTORS, LLLP

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

When used in this report, the terms "SRI", "we," "our," "us," and "the Company" refer to Stoneleigh Realty Investors, LLLP except where the context otherwise requires or as otherwise indicated.

ITEM 1.	BUSINESS

Stoneleigh Realty Investors, LLLP (the "Company" or "SRI") was originally incorporated in the State of Florida on December 8, 2003 as USAS Digital, Inc. ("USAS Digital"), a wholly owned subsidiary of eCom eCom.com, Inc. ("eCom").  USASD's core business was distribution of digital compression software products. The Company ceased pursing this line of business during March 2005. The Company currently has no operations.

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

USAS Digital, Inc. changed its name to CRT Holdings, Inc. on November 30, 2005.  CRT Holdings, Inc. changed its name to SEI Holdings, Inc. ("SEI") on  October 10, 2007.

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

Stoneleigh Realty Investors, LLLP is a Florida master limited liability partnership organized to acquire and develop institutional residential apartment communities in select markets.  SRI intends to build a portfolio of income producing assets with a primary focus on current income and long term capital appreciation.  Net income from operating properties will be distributed thru quarterly dividends.  SRI will be managed by Stoneleigh Manager SRI, LLC, a Florida limited liability company, whose sole member/manager is Stoneleigh Companies, LLC ("SCos"), a Florida limited liability company.  SRI is registered with Standard and Poor's under CUSIP #86184C-100.

STONELEIGH REALTY INVESTORS, LLLP

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

STONELEIGH REALTY INVESTORS, LLLP

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

STONELEIGH REALTY INVESTORS, LLLP

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

STONELEIGH REALTY INVESTORS, LLLP

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

STONELEIGH REALTY INVESTORS, LLLP

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

STONELEIGH REALTY INVESTORS, LLLP

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

STONELEIGH REALTY INVESTORS, LLLP

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

STONELEIGH REALTY INVESTORS, LLLP

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

The Company does not own any real property. As of December 31, 2011, the Company was located at 1150 S. US Highway 1, Suite 302, Jupiter, Florida 33477.  As of May 31, 2008 the company was located at 1016 Clemmons St, Suite 302, Jupiter Florida, consisting of approximately 1,277 square feet of office space which was provided by a related party on a month to month basis.

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

RESULTS OF OPERATIONS:

Revenue for the four months ended December 31, 2011 and 2010 was $0.

Administrative expenses totaling $1,061 for the four months ended December 31, 2011 and $5,052 for the four months ended December 31, 2010.  These expenses are the result of the company focusing its efforts towards keeping the Company current with rent, transfer work, and other administrative costs.  Audit fees for the year ending May 31, 2009 and 2010 will be incurred during the calendar year ending December 31, 2012 as new registered auditors were retained on August 15, 2012.

The operations for the four months ended December 31, 2011 resulted in a net loss of $1,061, the operations for the four months ended December 31, 2010 resulted in a net loss of $5,052.  For the period March 28, 2008 (date of bankruptcy effectiveness) through December 31, 2011, the Company incurred a net loss of $78,217.

LIQUIDITY AND CAPITAL RESOURCES

	Four Months Ended December 31, 2011	Four Months Ended December 31, 2010	Period from March 28 2008 (Date of Bankruptcy Effectiveness) Through December 31, 2011
Net cash (used in) provided by operating activities	$(2,061)	$(2)	$(2,310)
Cash flows from investing activities	0	0	0
Cash flows from financing activities	2,061	2	2,303
Net increase (decrease) in cash	0	0	(7)
Cash at end of period	0	0	0

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into any financial derivative instruments that expose us to material market risk, including any instruments designed to hedge the impact of foreign currency exposures. We may, however, hedge such exposure to foreign currency exchange rate fluctuations in the future.

ITEM 8.	FINANCIAL STATEMENTS

The page numbers for the financial statement categories are as follows:

INDEX - PART F/S	PAGE NUMBER

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheets December 31, 2011 and 2010	F-3

Statements of Operations for the Four Months Ended December 31, 2011 and 2010 and for the Period from March 28, 2008 (date of bankruptcy effectiveness) through December 31, 2011	F-4

Statement of Changes in Stockholders'/Partners' Deficit for the Period from March 28, 2008 (date of bankruptcy effectiveness) through December 31, 2011	F-5

Statements of Cash Flows for the Four Months Ended December 31, 2011 and 2010, and for the Period from March 28, 2008 (date of bankruptcy effectiveness) through December 31, 2011	F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PYBUS & COMPANY, P.A.

CERTIFIED PUBLIC ACCOUNTANTS

AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS FLORIDA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS	319 CLEMATIS ST., SUITE 801 WEST PALM BEACH, FLORIDA 33401 PHONE: 561.282.1870 FAX: 561.282.1871 WWW.PYBUSCPA.COM

To the Board of Directors and Stockholders/Partners of

Stoneleigh Realty Investors, LLLP

(A Development Stage Company)

Jupiter, Florida

We have audited the accompanying balance sheets of Stoneleigh Realty Investors, LLLP (A Development Stage Company), as of December 31, 2011 and 2010, and the related statements of operations, changes in stockholders'/partners' deficit and cash flows for the four months ended December 31, 2011 and 2010 and for the period from March 28, 2008 (date of bankruptcy effectiveness) through December 31, 2011. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Stoneleigh Realty Investors, LLLP (A Development Stage Company), as of December 31, 2011 and 2010 and the results of its operations and cash flows for the four months ended December 31, 2011 and 2010 and for the period from March 28, 2008 (date of bankruptcy effectiveness) through December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Pybus & Company, P.A.

Pybus & Company, P.A.

Certified Public Accountants

West Palm Beach, Florida

September 20, 2012

STONELEIGH REALTY INVESTORS, LLLP

(A Development Stage Company)

BALANCE SHEETS

	December 31, 2011	December 31, 2010
Assets
Current Assets
Cash and cash equivalents	$0	$0

Total current assets	0	0

Goodwill	0	0

Total assets	$0	$0

Liabilities and Partners' Deficit
Current Liabilities
Accounts payable	$0	$1,000
Loans payable - related parties	2,424	10,463

Total current liabilities	2,424	11,463

Total liabilities	2,424	11,463

Commitments and Contingencies
Partners' Deficit:
Partner's Capital; 300,000,000 membership units authorized; 41,574,340 and 39,049,340 membership units issued and outstanding, respectively	75,793	50,543
Deficit accumulated during the development stage	(78,217)	(62,006)

Total partners' deficit	(2,424)	(11,463)

Total liabilities and partners' deficit	$0	$0

The accompanying notes are an integral part of these financial statements.

STONELEIGH REALTY INVESTORS, LLLP

(A Development Stage Company)

STATEMENTS OF OPERATIONS

			Period from March 28, 2008 (Date of Bankruptcy Effectiveness) Through December 31, 2011
	Four Months Ended December 31,
	2011	2010
Net Sales	$0	$0	$0
Cost of Sales	0	0	0

Gross profit	0	0	0

Operating expenses:
General & administrative (1)	1,061	5,052	78,093

Total operating expenses	1,061	5,052	78,093

Loss from operations	(1,061)	(5,052)	(78,093)

Other Expense
Loss on impairment	0	0	(124)

Net Other Expense	0	0	(124)

Net loss	$(1,061)	$(5,052)	$(78,217)

Basic and Diluted
Net loss per common share	$(.000)	$(.000)	$(.002)

Weighted-average shares outstanding:	41,574,340	39,049,340	37,870,686

(1) Includes stock based compensation of $5,050 for the four months ended December 31, 2010 and $75,793 for the period from March 28, 2008 (date of bankruptcy effectiveness) through December 31, 2011.

The accompanying notes are an integral part of these financial statements.

STONELEIGH REALTY INVESTORS, LLLP

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS'/PARTNERS' DEFICIT

	Common Stock		Par Value in Excess of Reorganization Value		Partner's Capital (Converted on 9/1/11)	Deficit Accumulated During the Development Stage	Total Stockholders' /Partners' Deficit
	Number of Shares / Membership Units 9/1/11	at Par Value $.01
Balance March 28, 2008 (date of bankruptcy effectiveness)	33,995,034	$339,950	$(339,950)	$		$0	$0
Issuance of common stock for services	1,014,306	10,143	0			0	10,143
Net loss period ended May 31, 2008	0	0	0			(10,507)	(10,507)

Balance May 31, 2008	35,009,340	350,093	(339,950)			(10,507)	(364)
Issuance of common stock for services	2,020,000	20,200	0			0	20,200
Net loss year ended May 31, 2009	0	0	0			(20,665)	(20,665)

Balance May 31, 2009	37,029,340	370,293	(339,950)			(31,164)	(821)
Issuance of common stock for services	2,020,000	20,200	0			0	20,200
Net loss year ended May 31, 2010	0	0	0			(20,740)	(20,740)

Balance May 31, 2010	39,049,340	390,493	(339,950)			(51,904)	(1,361)
Issuance of common stock for services	0	0	0			0	0
Net loss seven months ended December 31, 2010	0	0	0			(10,102)	(10,102)

Balance December 30, 2011 (Common Stock)	39,049,340	390,493	(339,950)			(62,006)	(11,463)
Issuance of common stock for services	2,525,000	25,250	0			0	25,250
Net loss eight months ended August 31, 2011	0	0	0			(15,150)	(15,150)

Balance August 31, 2011 (Common Stock)	41,574,340	415,743	(339,950)			(77,156)	(1,363)
Conversion of Corporation into Florida Limited Partnership on September 1, 2011		(415,743)	339,950		75,793	0	0
Net loss for the four month ended December 31, 2011	0	0	0		0	(1,061)	(1,061)

Balance December 31, 2011	41,574,340	$0	$0		$75,793	$(78,217)	$(2,424)

The accompanying notes are an integral part of these financial statements.

SEI HOLDINGS, INC.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			Period from March 28 2008 (Date of Bankruptcy Effectiveness) Through December 31, 2011
	Four Months Ended December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,061)	$(5,052)	$(78,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	0	0	0
Stock-based compensation	0	5,050	75,793
Loss on impairment of goodwill	0	0	124
Changes in operating assets and liabilities
Decrease in prepaid assets	0	0	8
Increase/(Decrease) in accounts payable and accrued expenses	(1,000)	0	(18)

Net cash used in operating activities	(2,061)	(2)	(2,310)

Investing Activities
Purchase of property and equipment	0	0	0

Net cash used in investing activities	0	0	0

Cash Flows From Financing Activities
Stockholder loan	2,061	2	2,303

Net cash provided by financing activities	2,061	2	2,303

Non Cash Transactions
Reorganization	0	0	0

Net decrease in cash	0	0	(7)

Cash at beginning of period	0	0	7

Cash at end of period	$0	$0	$0

Supplemental Disclosure of Cash Flow Information:
Interest paid	$0	$0	$0

Income taxes paid	$0	$0	$0

The accompanying notes are an integral part of these financial statements.

STONELEIGH REALTY INVESTORS, LLLP

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note A. Description of Business

Stoneleigh Realty Investors, LLLP (the "Company" or "SRI") was originally incorporated in the State of Florida on December 8, 2003 as USAS Digital, Inc. ("USAS Digital"), a wholly owned subsidiary of eCom eCom.com, Inc. ("eCom").  USAS Digital's core business was distribution of digital compression software products. The Company ceased pursing this line of business during March 2005. The Company currently has no operations.

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

USAS Digital, Inc. changed its name to CRT Holdings, Inc. on November 30, 2005.  CRT Holdings, Inc. changed its name to SEI Holdings, Inc. ("SEI") on  October 10, 2007.

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

Stoneleigh Realty Investors, LLLP is a Florida master limited liability partnership organized to acquire and develop commercial property in select markets.  SRI intends to build a portfolio of income producing assets with a primary focus on current income and long term capital appreciation.  Net income from operating properties will be distributed thru quarterly dividends.  SRI will be managed by Stoneleigh Manager SRI, LLC, a Florida limited liability company, whose sole member/manager is Stoneleigh Companies, LLC ("SCos"), a Florida limited liability company.  SRI is registered with Standard and Poor's under CUSIP #86184C-100.

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

The Company adopted the new accounting for uncertainty in income taxes guidance on June 1, 2009. The adoption of that guidance did not result in the recognition of any unrecognized tax benefits and the Company has no unrecognized tax benefits at December 31, 2011. The Company's U.S. Federal and state income tax returns prior to fiscal year May 31, 2007 are closed and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. The Company recognizes interest and penalties associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the consolidated balance sheets.

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

Carrying Value of Goodwill March 28, 2008	$124
Impairment loss recorded on May 31, 2008	(124)
Implied fair value of goodwill on December 31, 2011	$0

Note E. Income Taxes

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had cumulative net operating loss carry-forwards for income tax purposes at May 31, 2011 of approximately $400,000, expiring through May 31, 2031. The Company has established a 100% valuation allowance against this deferred tax asset, as the Company has no history of profitable operations.  These carry forwards, will not be available to offset future taxable income as the Company converted to a Florida limited liability limited partnership effective September 1, 2011.

Note F. Related Party Transactions

The Company is allocated certain expenses such as rent, travel and administrative that are paid on behalf of the Company by American Capital Holdings, Inc., and United States Financial Group, Inc. companies that are related to the Company by mutual stockholders and Directors. The total expenses allocated to the Company for the four months ended December 31, 2011 was $0 for the four months ended December 31, 2010 was $5,050 and for the  period from March 28, 2008 (date of bankruptcy effectiveness) through December 31, 2011  was $75,793.

These expenses were paid with the issuance of 505,000 shares of commons stock on May 31, 2011 for expenses accrued during the four months ended December 31,  2010, and 7,579,306 shares for the period from March 28, 2008 (date of bankruptcy effectiveness) through December 31, 2011.  Because there is no market for the Company's common stock and the Company has no assets, shares were issued at the shares par value of $.01 per share, which approximated the value of services received.

The Company has received cash advances from Richard Turner, CFO and Barney Richmond, CEO of the Company, in varying amounts and at various times subsequent to December 31, 2011. These related party loans were non-collateralized, non-interest bearing and due on demand. As of December 31, 2011 the balance owed Mr. Turner was $363 and the balance owed Mr. Richmond was $2,061.

Note G. Going Concern

As reflected in the accompanying financial statements, the Company had a net loss for the four months ended December 31, 2011 of $1,061. The total accumulated deficit as of December 31, 2011 was $78,217. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and raise capital. The financial statements do not included any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2011, pursuant to Rule 13a-15(b) under the Exchange Act.  Based upon that evaluation, our Certifying Officer concluded that, as of December 31, 2011, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in our internal control over financial reporting during the year ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our Certifying Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, he concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

Audit Fees. The aggregate fees billed to the Company for professional services rendered for the audit of the Company's annual financial statements, review of the Company's quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was $0 for the years ended December 31, 2011 and 2010 and $0 for the period from March 28, 2008 (date of bankruptcy effectiveness) through December 31, 2011.  Audit fees for the year ending May 31, 2008, 2009, 2010 and 2011 will be incurred during the calendar year ending December 31, 2012 as new registered auditors were retained.

Other Fees. Other fees billed to the Company by accountants for consultation services, research and client assistance totaled $0 for the years ended December 31, 2011 and 2010 and $0 for the period from March 28, 2008 (date of bankruptcy effectiveness) through December 31, 2011.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBIT INDEX

ITEM NO.	DESCRIPTION OF EXHIBIT
3.1	Articles of Incorporation of the Company filed December 8, 2003 (incorporated by reference to the Company's Form 10SB)
3.2	Bylaws of the Company (incorporated by reference to the Company's Form 10SB)
3.3	Certificate of Conversion into a Florida Limited Liability Limited Partnership (1)
31.1	Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CEO
31.2	Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CFO
32	Section 1350 Certification
99.1	July 18, 2005 letter from the Securities and Exchange Commission asking USAS Digital to provide legal analysis for their "spin-off" share issuance. (2)
99.2	August 15, 2005 legal analysis from Barney A. Richmond Filed in response to the SEC July 18, 2005 letter. (2)
99.3	Transcript of March 20, 2006 Confirmation Hearing of debtor eCom eCom.com, Inc. (2)
99.4	Order dated March 21, 2006 approving employment of Debtor's Auditors to November 29, 2004. (2)
99.5	Disclosure Statement was filed by the Debtor, eCom eCom.com, Inc. and Joint Plan Proponent American Capital Holdings, Inc. dated August 25, 2006. (2)
99.6	Order dated December 28, 2006 approving Disclosure Statement, setting a hearing date on plan confirmation and setting hearings on fee applications. (2)
99.7	First Amended Joint Plan of Reorganization filed on January 3, 2007 by American Capital Holdings and eCom. (2)
99.8	Transcript of March 12, 2007 Confirmation Hearing of debtor eCom eCom.com, Inc. (2)
99.9	Order dated March 23, 2007 confirming the First Amended Joint Plan of Reorganization of Debtor and American Capital Holdings Inc. (2)
99.10	PCAOB Release No. 104-2005-117, dated October 27, 2005. (2)
99.11	Correspondence from American Capital Holdings, Inc. addressed to Mr. Mark W. Olsen, Chairman and Ms. Angela Desmond, Chief of Staff of the PCAOB. (2)
99.12	Letter dated February 15, 2008 from Claudius Modesti, the PCAOB's Director of Enforcement and Investigations. (2)
99.13	Letter dated February 15, 2008 by Jay Gordon Seymour, General Counsel for the PCAOB to Mr. Barney A. Richmond (2)
99.14	March 28, 2008 Order For Final Decree of the eCom bankruptcy case (including the above describe subsidiaries). (2)
99.15	PCAOB Release No. 105-2008-001 dated April 22, 2008 (2)
99.16	Letter from ACH and the spin-off companies to Thomas B. Andres, CPA, Wieseneck & Andres, P.A. dated October 5, 2009. (2)
99.17	Mr. Turner's October 14, 2009 confirmation letter to Thomas Andres (2)
Exhibit 101.xml	XBRL Document sei-20111231.xml (3)
Exhibit 101.xsd	XBRL Schema Document sei-20111231.xsd (3)
Exhibit 101.lab	XBRL Labels Linkbase Document sei-20111231_lab.xml (3)
Exhibit 101.pre	XBRL Presentation Linkbase Document sei-20111231_pre.xml (3)
Exhibit 101.def	XBRL Definition Linkbase Document sei-20111231_def.xml (3)

(1) Incorporated by reference to Form 8-K exhibit 99.1 filed on August 31, 2011. (SEC accession number 0001321508-11-000003)

(2) Incorporated by reference to Form 10-K for the year ended May 31, 2008. (SEC accession number 0001321508-12-000002)

(3) The registrant will be using a 30 day grace period and will be attaching Exhibit 101 XBRL files in an amended 10-K/A.  Pursuant to Rule 406T of Regulation S-T, the interactive data files contained in Exhibit 101 are deemed not  filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Jupiter, Florida, on September 20, 2012.

Stoneleigh Realty Investors, LLLP (Registrant)

By	/s/ RICHARD C. TURNER
Richard C. Turner CHIEF FINANCIAL OFFICER AND TREASURER [PRINCIPAL FINANCIAL OFFICER AND PRINCIPAL ACCOUNTING OFFICER]

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title(s)	Date

/s/ BARNEY A. RICHMOND Barney A. Richmond	President, Chief Executive Officer and Director (principal executive officer)	September 20, 2012

/S/ RICHARD C. TURNER Richard C. Turner	Treasurer, Chief Financial Officer and Director (principal financial officer and principal accounting officer)	September 20, 2012