Form 10-Q
period 2012-03-31
STONELEIGH REALTY INVESTORS, LLLP
filed 2012-09-21
CIK 1321508

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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

Stoneleigh Realty Investors, LLLP

 (A Development Stage Company)
INDEX

		Page
	PART 1 FINANCIAL INFORMATION
Item 1	Condensed Financial Statements	4
	Condensed Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011	4
	Condensed Statements of Operations for the Three Months Ended March 31, 2012 and 2011 and for the Period from March 28, 2008 (date of bankruptcy effectiveness) through March 31, 2012 (unaudited)	5
	Condensed Statement of Changes in Stockholders'/Partners' Deficit for the Period from March 28, 2008 (date of bankruptcy effectiveness) through March 31, 2012 (unaudited)	6
	Condensed Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011 and for the Period from March 28, 2008 (date of bankruptcy effectiveness) through March 31, 2012 (unaudited)	7
	Notes to Condensed Financial Statements (unaudited)	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12
Item 4.	Controls and Procedures	12

	PART 2 OTHER INFORMATION
Item 1.	Legal Proceedings	13
Item 1A.	Risk Factors	13
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3.	Defaults Upon Senior Securities	13
Item 4.	(Removed and Reserved)	13
Item 5.	Other Information	13
Item 6.	Exhibits	14

	SIGNATURE	14

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

Stoneleigh Realty Investors, LLLP
(A Development Stage Company)

Condensed Balance Sheets

	March 31, 2012	December 31, 2011
Assets	(unaudited)
Current Assets
Cash and cash equivalents	$0	$0

Total current assets	0	0

Goodwill	0	0

Total assets	$0	$0

Liabilities and Partners' Deficit
Current Liabilities
Accounts payable	$0	$0
Loans payable - related parties	2,424	2,424

Total current liabilities	2,424	2,424

Total liabilities	2,424	2,424

Commitments and Contingencies
Partners' Deficit:
Partners' Capital, 300,000,000 membership units authorized; 41,574,340 and 41,574,340 membership units issued and outstanding, respectively	75,793	75,793
Deficit accumulated during the development stage	(78,217)	(78,217)

Total partners' deficit	(2,424)	(2,424)

Total liabilities and partners' deficit	$0	$0

See accompanying notes to unaudited condensed financial statements.

Stoneleigh Realty Investors, LLLP
(A Development Stage Company)

Condensed Statements of Operations

(unaudited)

	Three Months Ended March 31,		Period from March 28, 2008 (Date of Bankruptcy Effectiveness) Through March 31, 2012
	2012	2011
Net Sales	$0	$0	$0
Cost of Sales	0	0	0

Gross profit	0	0	0
Operating expenses:
General & administrative	0	5,050	78,093

Total operating expenses	0	5,050	78,093

Loss from operations	0	5,050	(78,093)

Other Expense
Loss on impairment	0	0	(124)

Other Expense	0	0	(124)

Net Loss	$0	$(5,050)	$(78,217)

Basic and Diluted
Net loss per common share	$.000	$(.000)	$(.002)

Weighted-average shares outstanding:	41,574,340	39,049,340	38,100,900

See accompanying notes to unaudited condensed financial statements.

Stoneleigh Realty Investors, LLLP

(A Development Stage Company)

Condensed Statement of Changes in Stockholders'/Partners' Deficit

 (unaudited)

	Common Stock		Par Value in Excess of Reorganization Value		Partner's Capital (9/1/11)	Deficit Accumulated During the Development Stage	Total Stockholders' /Partners' Deficit
	Number of Shares / Membership Units 9/1/11	at Par Value $.01
Balance March 28, 2008 (date of bankruptcy effectiveness)	33,995,034	$339,950	$(339,950)	$		$0	$0
Issuance of common stock for services	1,014,306	10,143	0			0	10,143
Net loss period ended May 31, 2008	0	0	0			(10,507)	(10,507)

Balance May 31, 2008	35,009,340	350,093	(339,950)			(10,507)	(364)
Issuance of common stock for services	2,020,000	20,200	0			0	20,200
Net loss year ended May 31, 2009	0	0	0			(20,665)	(20,665)

Balance May 31, 2009	37,029,340	370,293	(339,950)			(31,164)	(821)
Issuance of common stock for services	2,020,000	20,200	0			0	20,200
Net loss year ended May 31, 2010	0	0	0			(20,740)	(20,740)

Balance May 31, 2010	39,049,340	390,493	(339,950)			(51,904)	(1,361)
Issuance of common stock for services	2,020,000	20,200	0			0	20,200
Net loss year ended May 31, 2011	0	0	0			(20,202)	(20,202)

Balance May 31, 2011 (Common Stock)	41,069,340	410,693	(339,950)			(72,106)	(1,363)
Issuance of common stock for services	505,000	5,050	0			0	5,050
Net loss three months ended August 31, 2011	0	0	0			(5,050)	(5,050)

Balance August 31, 2011 (Common Stock)	41,574,340	415,743	(339,950)			(77,156)	(1,363)
Conversion of Corporation into Florida Limited Partnership on September 1, 2011		(415,743)	339,950		75,793	0	0
Net loss for the four month ended December 31, 2011	0	0	0		0	(1,061)	(1,061)

Balance December 31, 2011	41,574,340	0	0		75,793	(78,217)	(2,424)
Net loss for the three months ended March 31, 2012	0	0	0			0	0

Balance March 31, 2012	41,574,340	$0	$0		$75,793	$(78,217)	$(2,424)

See accompanying notes to unaudited condensed financial statements.

Stoneleigh Realty Investors, LLLP

(A Development Stage Company)

Condensed Statements of Cash Flows

(unaudited)

	Three Months Ended March 31,		Period from March 28 2008 (Date of Bankruptcy Effectiveness) Through March 31, 2012
	2012	2011
Cash flows from operating activities:
Net loss	$0	$(5,050)	$(78,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	0	0	0
Stock-based compensation	0	5,050	75,793
Loss on impairment of goodwill	0	0	124
Changes in operating assets and liabilities
Decrease to prepaid assets	0	0	8
Increase in accounts payable and accrued expenses	0	0	18

Net cash used in operating activities	0	0	(2,310)

Investing Activities
Purchase of property and equipment	0	0	0

Net cash used in investing activities	0	0	0

Cash Flows From Financing Activities
Stockholder loan	0	0	2,303

Net cash provided by financing activities	0	0	2,303

Non Cash Transactions
Reorganization	0	0	0

Net decrease in cash	0	0	(7)

Cash at beginning of period	0	0	7

Cash at end of period	$0	$0	$0

Supplemental Disclosure of Cash Flow Information:
Interest paid	$0	$0	$0

Income taxes paid	$0	$0	$0

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

The Company adopted the new accounting for uncertainty in income taxes guidance on June 1, 2009. The adoption of that guidance did not result in the recognition of any unrecognized tax benefits and the Company has no unrecognized tax benefits at March 31, 2012. The Company's U.S. Federal and state income tax returns prior to fiscal year May 31, 2007 are closed and management continually evaluates expiring statutes of limitations, audits, proposed settlements, changes in tax law and new authoritative rulings. The Company recognizes interest and penalties associated with tax matters as part of the income tax provision and includes accrued interest and penalties with the related tax liability in the consolidated balance sheets.

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

Carrying Value of Goodwill March 28, 2008	$124
Impairment loss recorded on May 31, 2008	(124)
Implied fair value of goodwill on March 31, 2012	$0

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

Note F. Related Party Transactions

The Company is allocated certain expenses such as rent, travel and administrative that are paid on behalf of the Company by American Capital Holdings, Inc., and United States Financial Group, Inc. companies that are related to the Company by mutual stockholders and Directors.  The total expenses allocated to the Company in the three months ended March 31, 2012 and for the period from March 28, 2008 (date of bankruptcy effectiveness) through March 31, 2012 was $0 and $75,793, respectively.

The Company has received cash advances from Richard Turner, CFO and Barney Richmond, CEO of the Company, in varying amounts and at various times subsequent to March 31, 2012. These related party loans were non-collateralized, non-interest bearing and due on demand. As of March 31, 2012 the balance owed Mr. Turner was $363 and the balance owed Mr. Richmond was $2,061.

Note G. Going Concern

As reflected in the accompanying financial statements, the Company had a net loss for the three months ended March 31, 2012 of $0. The total accumulated deficit as of March 31, 2012 was $78,217. The ability of the Company to continue as a going concern is dependent on the Company's ability to further implement its business plan and raise capital. The financial statements do not included any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Revenue for the three months ended March 31, 2012 and 2011 was $0 and $0 respectively.

Total operating expenses for the three months ended March 31, 2012 was $0 compared to $5,050 for the three months ended March 31, 2011.

The operations for the three months ended March 31, 2012 resulted in a net loss of $0 versus a net loss of $5,050 recorded in the three months ended March 31, 2011.

History of the Company

To review the History of the Company, see Part 1, Item 1 of our annual report filed for the Period December 31, 2011.  That note is hereby incorporated by reference into this Part 1, Item 2.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures:

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act, is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission's rules and forms, and that information is accumulated and communicated to our management, including our principal executive and principal financial officer (whom we refer to in this periodic report as our Certifying Officer), as appropriate to allow timely decisions regarding required disclosure.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our management evaluated, with the participation of our Certifying Officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act) as of March 31, 2012, pursuant to Rule 13a-15(b) under the Securities Exchange Act.  Based upon that evaluation, our Certifying Officer concluded that, as of March 31, 2012, our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control over Financial Reporting:

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.  There has been no change in our internal control over financial reporting during the three months ended March 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our Certifying Officer conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, he concluded that our internal control over financial reporting was effective as of March 31, 2012.

PART 2. OTHER INFORMATION
Item 1. Legal Proceedings
None

Item 1A. Risk Factors
There have been no material changes to the risk factors presently disclosed in our December 31, 2011 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3. Defaults Upon Senior Securities

None

Item 4. (Removed and Reserved)

Item 5. Other Information

None

Item 6. Exhibits
(a) Exhibits

Exhibit 3.3	Certificate of Conversion into a Florida Limited Liability Limited Partnership (1)
Exhibit 31.1	Certification pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 31.2	Certification pursuant to Rule 13a — 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Exhibit 101.xml	XBRL Document sri-20120331.xml (2)
Exhibit 101.xsd	XBRL Schema Document sri-20120331.xsd (2)
Exhibit 101.lab	XBRL Labels Linkbase Document sri-20120331_lab.xml (2)
Exhibit 101.pre	XBRL Presentation Linkbase Document sri-20120331_pre.xml (2)
Exhibit 101.def	XBRL Definition Linkbase Document sri-20120331_def.xml (2)

(1) Incorporated by reference to Form 8-K exhibit 99.1 filed on August 31, 2011. (SEC accession number 0001321508-11-000003)

(2) The registrant will be using a 30 day grace period and will be attaching Exhibit 101 XBRL files in an amended 10-Q/A.  Pursuant to Rule 406T of Regulation S-T, the interactive data files contained in Exhibit 101 are deemed not  filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

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