Form 10-Q/A
period 2011-08-31
STONELEIGH REALTY INVESTORS, LLLP
filed 2012-09-28
CIK 1321508

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1

to

FORM 10-Q/A

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

Yes ☒   No ☐
     As of September 28, 2012 there were 41,574,340 membership units outstanding as all common shares were converted to membership units effective September 1, 2011 on a one common share to one membership unit exchange.

Explanatory Note

The purpose of this Amendment No. 1 to the Quarterly Report Form 10-Q of SEI Holdings, Inc. for the quarterly period ended August 31, 2011 is to resubmit the filing to post XBRL files.

Exhibit 101 to the Form 10-Q/A is being provided for the submission of interactive data files.

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

SEI Holdings, Inc.
Date: September 28, 2012	By:	/s/ Richard C. Turner
Richard C. Turner
Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)