Form 10-K/A
period 2011-12-31
STONELEIGH REALTY INVESTORS, LLLP
filed 2012-09-28
CIK 1321508

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. 1

to

FORM 10-K/A

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

As of September 28, 2012 there were 41,574,340 membership units outstanding as all common shares were converted to membership units effective September 1, 2011 on a one common share to one membership unit exchange.

Explanatory Note

The purpose of this Amendment No. 1 to the Annual Report Form 10-K of Stoneleigh Realty Investors, LLLP f/k/a SEI Holdings, Inc. is to resubmit the filing to post XBRL files.

Exhibit 101 to the Form 10-K/A is being provided for the submission of interactive data files.

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

September 28, 2012

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

STONELEIGH REALTY INVESTORS, LLLP

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS'/PARTNERS' DEFICIT

	Common Stock		Par Value in Excess of Reorganization Value		Partner's Capital (Converted on 9/1/11)	Deficit Accumulated During the Development Stage	Total Stockholders' /Partners' Deficit
	Number of Shares / Membership Units 9/1/11	at Par Value $.01
Balance March 28, 2008 (date of bankruptcy effectiveness)	33,995,034	$339,950	$(339,950)	$		$0	$0
Issuance of common stock for services	1,014,306	10,143	0			0	10,143
Net loss period ended May 31, 2008	0	0	0			(10,507)	(10,507)

Balance May 31, 2008	35,009,340	350,093	(339,950)			(10,507)	(364)
Issuance of common stock for services	2,020,000	20,200	0			0	20,200
Net loss year ended May 31, 2009	0	0	0			(20,665)	(20,665)

Balance May 31, 2009	37,029,340	370,293	(339,950)			(31,164)	(821)
Issuance of common stock for services	2,020,000	20,200	0			0	20,200
Net loss year ended May 31, 2010	0	0	0			(20,740)	(20,740)

Balance May 31, 2010	39,049,340	390,493	(339,950)			(51,904)	(1,361)
Issuance of common stock for services	0	0	0			0	0
Net loss seven months ended December 31, 2010	0	0	0			(10,102)	(10,102)

Balance December 31, 2010 (Common Stock)	39,049,340	390,493	(339,950)			(62,006)	(11,463)
Issuance of common stock for services	2,525,000	25,250	0			0	25,250
Net loss eight months ended August 31, 2011	0	0	0			(15,150)	(15,150)

Balance August 31, 2011 (Common Stock)	41,574,340	415,743	(339,950)			(77,156)	(1,363)
Conversion of Corporation into Florida Limited Partnership on September 1, 2011		(415,743)	339,950		75,793	0	0
Net loss for the four month ended December 31, 2011	0	0	0		0	(1,061)	(1,061)

Balance December 31, 2011	41,574,340	$0	$0		$75,793	$(78,217)	$(2,424)

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

(1) Incorporated by reference to Form 8-K exhibit 99.1 filed on August 31, 2011. (SEC accession number 0001321508-11-000003)

(2) Incorporated by reference to Form 10-K for the year ended May 31, 2008. (SEC accession number 0001321508-12-000002)

(3) Pursuant to Rule 406T of Regulation S-T, the interactive data files contained in Exhibit 101 are deemed not  filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise are not subject to liability under these sections.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Jupiter, Florida, on September 28, 2012.

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

Signature	Title(s)	Date

/s/ BARNEY A. RICHMOND Barney A. Richmond	President, Chief Executive Officer and Director (principal executive officer)	September 28, 2012

/S/ RICHARD C. TURNER Richard C. Turner	Treasurer, Chief Financial Officer and Director (principal financial officer and principal accounting officer)	September 28, 2012