Form 10-Q/A
period 2012-06-30
STONELEIGH REALTY INVESTORS, LLLP
filed 2012-09-28
CIK 1321508

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
Explanatory Note

The purpose of this Amendment No. 1 to the Quarterly Report Form 10-Q of Stoneleigh Realty Investors, LLLP (f/k/a SEI Holdings, Inc.) for the six months ended June 30, 2012 is to resubmit the filing to post XBRL files.

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